Form 10KSB
period 2000-12-31
MEDIA & ENTERTAINMENT COM INC
filed 2001-04-24
CIK 1120411

United States
                    Securities And Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-KSB

 x     Annual report pursuant to section 13 or 15(d) of the
Securities
       Exchange Act of 1934 For the fiscal year ended December 31,
2000

     Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from __________ to __________

                      MEDIA AND ENTERTAINMENT.COM, INC.
          (Exact Name Of Registrant As Specified In Its Charter)

             Nevada                          52-2236253
 ------------------------------    ------------------------------
(State or other jurisdiction of    (I.R.S.Employer Identification
                                               Number)
 incorporation or organization)



 500 NORTH RAINBOW BLVD., SUITE                 89107
              300
 ------------------------------              ----------
(Address of principal executive              (Zip code)
            offices)

Registrant's Telephone Number, Including Area Code: (702) 221-1935

Securities Registered Pursuant To Section 12(B) Of The Act: None

Securities Registered Pursuant To Section 12(G) Of The Act:

Common  stock,  $.001  par value, 20,000,000
shares  authorized,  4,949,750
issued and outstanding as of December 31, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.



THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. M&E'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS
DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSEDBELOW AND IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION. "

                              Part I
 Item 1.Description of Business

A.     Business Development and Summary

Media & Entertainment intends to offer full spectrum media advertising, media management, communications technologies, and related services to the entertainment world, focusing on the motion picture distribution segment.

B.     Business of Issuer

(1)    Principal Products and Services and Principal Markets

We are a developmental stage company incorporated to transact any lawful business. We plan to provide a full spectrum advertising, media management and communications technology service package to the motion picture industry. Our service system is designed to improve the efficiency and cost effectiveness of advertising, promoting, marketing, and ultimately delivering cinematic, video, audio, and published works for the business-to-business and the consumer segments. We believe that our turnkey, modular solutions using the latest Internet communications technologies will improve net profits of our clientele.

Our   services  utilizing  the  latest  in  digital  and  streaming technology should lead to more efficient and effective dissemination of traditional "cinema" advertising materials. An advantage of using movie and video clips on the Internet is that the client is not restricted by 60 seconds - the typical length of a television commercial or a theater preview for a film. We believe that excerpting video and audio productions in interactive, real time vignettes for the business-to-business and consumer target audiences will enhance ticket sales and the sale of ancillary promotional products such as posters, T-shirts, etc.

Our goal is to create a seamless system of advertising, marketing, and distribution that our customers (primarily production and publishing companies) will find easy to use and Internet surfers will find simple to access. This goal is apparently within reach with our current prototype plan. However, at this time, we are still in the process of finalizing specific features and contracting with software vendors to undertake the programming work.

Initially, we plan to provide our services as an "invisible" behind-the-scenes agency. However, ultimately we will implement retail sales and delivery services for the promotional motion picture-specific products.

One role we will play is that of a publicist. In this role we will be responsible for the promotion and publicity aspects of our motion picture studio clients. This may include preparation of press releases (written in co-operation with the "in house" unit publicist), explaining everything anyone needs to know about the making of the motion picture and the picture itself (story, stars, etc.), which we will distribute to important people such as film critics. We will add the Internet to the traditional broadcast and print media distribution. Additionally we will distribute publicity stills (photographs taken by the unit photographer before, during, or after the shooting of a film for the purpose of advertising, publicity, and display in motion picture theaters), arrange press conferences and special premiers (which we can "simulcast" on the Internet), and give advanced details to prominent columnists - anything to seek the greatest amount of exposure for our client's films and stars. Our principal coordination will be with the head publicist of a studio, called the publicity director. Another role we plan to play in public relations is to promote a film to the print or other media. In this role the Company will saturate newspaper and magazine editorial content and advertisements with positive reviews and snappy quotes/catch phrases from satisfied motion picture critics. One of the many concerns a studio has while organizing the marketing campaign is billing (placement and utilization of star's names). All of the major stars have clauses in their contracts specifying how and when their name should appear in any sort of advertisement, be it a preview at the theater, a television commercial, a poster, a print ad, a billboard, or an Internet web page. We believe marketing over the Internet may be attractive to celebrities, as they can get a lot of attention without having to get physically too close to the fans.

(2)    Distribution Methods of the Products or Services

Business Strategy Behind Distribution of Company Services & Growth Strategy of Company

Our present strategy focuses on the establishment and cultivation of industry related contacts as potential clientele for M&E. Management has expended most of its time and energy laying down the foundation for the services we anticipate providing. Likewise we recognize the need for additional capitalization. Our strategy for future growth is dependent upon securing listing on OTCBBr so that we may increase the likelihood of raising additional capital privately by offering equity based investment opportunities to potential investors which equity investment is ultimately more liquid.

(3)    Status of any Announced New Product or Service

M&E, while presently considering adding additional services related to its business has not yet implemented any such services formally.

(4)    Industry Background

The Industry and Potential Effect on the Our Plan of Operation

The entertainment industry has traditionally functioned in a "hills-and-valleys" cycle of production. The "hills" occur when films debut - following the "valleys" that occur while films are in production. Given such cycle, in-house operation of promotional
utilities  such  as  Internet websites may  be  inefficient.   This
problem is aggravated by an increasing number of new entertainment alternatives - the returns on movie-promotion efforts are declining as people are attracted away from movies. In this environment there is a profit potential in a) developing more efficient means of enrolling the entertainment consumer, b) developing new means of delivering the entertainment, and c) developing new entertainment products.

The traditional cinema and recording industries have done very little over the last 20 years to address the problems and challenges of the "hills and valleys" cycle. They have relied heavily on traditional advertising and marketing, which is increasing in cost and decreasing in effectiveness. The industry has restructured into one with a few giants and a wide range of smaller independent production companies. Cinema blockbusters are great, but the industry cannot survive on them. The lean and mean independents are where the bulk of the early innovator/ adopters of our initial target markets are to be found. The motion picture industry is a worldwide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate revenues internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. This growth has been due to a number of factors, including among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens. The cost of distribution in the global market is great, and it seems that the Internet provides a significant cost- saving opportunity in this area.


Distribution expenses consist primarily of the costs of advertising and preparing release prints. These costs are not included in direct production costs and, in many instances, can run as high as thirty percent of the overall costs of a production. There is a high degree of competition for those promotion dollars. Many of our present and future competitors are larger and have significantly greater financial, technical, production, marketing and other resources than those we have. Our ability to compete successfully depends upon our ability to identify and complete development and introduction into the marketplace in a timely manner, of our proposed services and products, and to enhance and improve upon such services and products. In the event we are unable to respond to competitive developments, we would be adversely affected.

(5)    Raw Materials and Suppliers

We plan to provide a full spectrum advertising, media management, and communications technology package for the motion picture production industry and will not use raw materials or have any significant suppliers of such.

We do not intend to manufacture any products, but rather intend to distribute ancillary promotional products provided by the motion picture production units (our clients).

(6)    Customers

At least in the first stages of operations, our target clientele will include motion picture production companies, with whom our principals have long-term acquaintances and/ or previous relationships. We believe that most motion picture production companies would prefer to outsource promotion rather than to operate an Internet-based promotion unit "in house." The primary reason for this is the sporadic and cyclical nature of the production of motion pictures.

It should be noted the ten (10) largest advertising agencies, serve approximately seventy five (75) percent of the entire entertainment business in the U.S. Once a motion picture is in production, promotion becomes the next concern of a production company. With limited resources, we believe it will take substantial time and sustained effort to obtain service contracts. This could adversely affect our sales results.

We plan to offer a well-developed advertising, marketing, and distribution plan to our target market customers, which should encourage their participation with our company in a joint venture or licensing arrangement. Our marketing strategy incorporates relatively high pricing with a focus on early innovators. Productions promoted with this technology and strategy will attract magazine and website publicity, leading early innovators to our website (or sites).

(7)     Patents,  Trademarks,  Licenses,
Franchises,  Concessions,  Royalty Agreements, or Labor Contracts

We plan to serve the holders of intellectual property rights, specifically copyrights and trademarks, and expect to receive the benefits and protections of those rights as a subcontractor. Motion pictures do not generally qualify for patents.

(8)    Regulation

Distribution, reproduction, and broadcast rights to motion pictures and related music publishing are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America ("MPAA"), an industry trade association, operates a piracy hotline and investigates all reports of such piracy.
Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. Unrated motion pictures (or motion pictures receiving the most restrictive rating) may not be exhibited by certain theatrical exhibitors or in certain locales, thereby potentially reducing the total revenues generated by such films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures, which may restrict in whole or in part theatrical or television exhibition in particular territories. The forgoing applies to us in the reproduction and/ or broadcast of "stills", vignettes, and any other representation from the subject productions. There can be no assurance that current and future restrictions on the content of motion pictures may not limit or adversely affect our ability to exploit certain motion pictures in certain territories and media.

There  is  a  new  field  of  regulation emerging  around  Internet broadcast and web originated copying. Because we would function under contract to the holders of intellectual property rights, such regulations are not anticipated to materially effect our activities.

(9)    Effect of Existing or Probable Government Regulations

Although  we  plan  on  obtaining all required  federal  and  state permits, licenses, there can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(10)   Research and Development Activities


We believe we can minimize the cost to produce necessary software by outsourcing instead of maintaining an in-house development team. However, our goal is to implement innovative methods of utilizing the Internet. Thus, we will always be seeking new methods, applications, and usages of the Internet.

To date, we have not incurred any research and development costs. However, we believe we will incur approximately $10,000 in research and development expenses over the next twelve (12) months. These costs are not expected to be borne by any of our customers, of which there are none, but rather by us.

(11)   Impact of Environmental Laws

There are no environmental laws that materially impact us.

(12)   Employees

We presently have three part-time employees. Our employees are not represented by a collective bargaining agreement, and we believe our relations with our employees are good. All of the research and development will be subcontracted to outside vendors and will be coordinated by the President of the Company.

A.     Description of Property

Our corporate headquarters are located at 500 NORTH RAINBOW BLVD., SUITE 300,Las Vegas, NV 89107, telephone: (702) 221-1935. The office space is provided by one of our officers at no cost to us. We pay for our own telephone service.

We plan to sub-contract all of our development and research work to other companies. Therefore, at this time, we do not believe we need the expense burden of leasing office facilities.

We believe that this arrangement is suitable given the limited nature of our current operations, and also believe that we will not need to lease additional administrative offices and/ or research facilities for the next twenty-four (24) months. There are currently no proposed programs for the renovation, improvement or development of the facilities currently being utilized by the Company.


                              Part II

Item 5.Market for Common Equity and Related Stockholder Matters

A.     Market Information

currently traded on the OTC Bulletin Board or any other formal or national securities exchange. Being a start-up company, there is no fiscal history to disclose. There is no public market for any of our securities at present.

(2)(i)   There   is  currently  no Common  Stock  that  is  subject
to   outstanding options  or  warrants to purchase,  or  securities convertible  into,  M&E's common stock.

(ii) There are approximately 3,250,000 shares of common stock of M&E which are restricted pursuant to Rule 144 of the 33' Act. These shares cannot be sold or transferred unless done so in accordance with Rule 144.

(iii) There is currently no common equity that i(1) The common stock of our Company is not s being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B.     Holders

As of December 31, 2000, M&E had approximately 121 stockholders of record.

C.     Dividend Policy

M&E       has       not       paid      any       dividends      to
date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The board of directors of M&E will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to M&E's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

D.     Reports to Shareholders

Media and Entertainment intends to furnish its shareholders with annual reports containing, audited financial statements and such other periodic reports as M&E may determine to be appropriate or as may be required by law. M&E is required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

E.     Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of M&E  is
Shelley   Godfrey,   Pacific   Stock  Transfer  Company,  5844   S.
 Pecos,  Suite  D,  Las Vegas, Nevada 89120, (702)-361-3033.

Item 6.  Management's Discussion and Analysis or Plan of Operation

A.     Management's Plan of Operation

(1)     In     the     fiscal     year     ended    December    31,
2000, M&E incurred an operating net loss of $94,537 for selling, general, administrative, and investment expenses related to start-up operations. It has yet to receive any positive net income from operations.

Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent.
One element in making this determination is positive cash flow on a quarterly basis. If or when M&E is successful in achieving this quarterly positive cash flow, it is likely that M&E will consider expanding its personnel, which will increase costs.

In April of 2000, two (2) founding shareholders purchased 3,250,000 shares of M&E's authorized common stock for cash totaling $8,500. This original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, in December of 2000, M&E completed an offering of one million and six hundred ninety-nine thousand and seven hundred and fifty (1,699,750) shares of the Common Stock of M&E to approximately 120 affiliated and unaffiliated shareholders, which resulted in $169,975 to M&E. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, M&E has four million and nine hundred forty-nine thousand and seven hundred fifty (4,949,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately 121 shareholders of record. Management has determined that the proceeds from the sale of all of the Common Shares sold in the public offering delineated above will be sufficient to provide M&E's capital needs for the next twelve (12) months. M&E currently has no arrangements of commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

M&E has one current commitment in the amount of $10,000 and no other long-term debt. The current liability is due to GoPublicCentral.com for consulting services related to its public offerings, investor relations and miscellaneous corporate matters. As of December 31, 2000 they have paid $40,000 to GoPublicCentral.com as part of their consulting agreement. Additionally, M&E has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.

As of December 31, 2000, M&E has yet to generate any positive net income from operations. It has generated no revenue since inception and is trying to attract clientele. M&E believes that it has sufficient liquidity and cash reserves for the next 12 months. While these expectations are formulated based upon prudent and conservative presumptions, there can be no assurance that in fact such projections will indeed come to
fruition.       M&E      does      believe      however,       that
by positioning itself as a publicly traded and listed entity in this industry, it will secure a more optimal position  in  the  view  of  the investing public.  As such management  believes  that  it would  be  more  likely  to  attract additional investors via potential private placements should the need for additional capitalization present itself. Notwithstanding such an assessment, M&E is not presently aware of any specific interest from potential investors, nor is management certain that such additional private capital will be available or that M&E will in fact be successful in securing additional capital. If or
when       M&E       reaches      break-even       point        and
can         therefore        demonstrate        to        potential
private investors that it can generate net income or profits, then this factor, coupled with publicly traded and listed status, will be utilized to market M&E as an attractive investment for private placement purposes. This strategy is reliant upon M&E successfully listing on the OTC Bulletin Board, as management believes that without such listing it will prove far more difficult to successfully complete even a modest private placement. Given profitability and OTCBB listing, management intends on raising an additional $300,000.00 privately via the issuance of common stock, debt, or hybrid instruments as of yet not
determined.       This      capital     infusion      shall      be
used mainly for aggressive marketing and advertising and supplementing M&E's staff with one or two key personnel. If M&E cannot succeed in implementing such a strategy, then its prospects for growth are substantially undermined. Without additional capitalization M&E's capacity to survive as a going concern, much less achieve growth, is significantly constrained. Management is confident that no substantive additional capital will be needed until it is prepared to pursue its aggressive marketing strategy.


(2)      No   engineering, management or similar  report  has  been
prepared   or  provided   for  external use by  M&E  in  connection
with  the  offer  of  its securities to the public.

(3) Management believes that M&E's future growth and success will not be largely dependent on its ability to develop or acquire products and technology, and as such, M&E does not believe that its future product or service offerings will require substantial research and development.

M&E has yet to incur any research and development costs from April 27, 2000 (date of inception) through December 31, 2000. In addition, M&E does not anticipate incurring any substantial research and development costs through the fiscal and calendar year ending December 31, 2001.

(4)        M&E     currently    does   not   expect   to   purchase
or sell any of its facilities or equipment.

(5)          Management      does      not      anticipate      any
significant   changes  in  the number of employees  over  the  next
approximately six (6) months.

(6) M&E has conformed to the recent modernization of the EDGAR system, and now submits some documents in HTML format instead of the traditional ASCII format. As a result, the documents appear close to their
original       format,       retaining      most       of       the
original        characteristics       of        the       document.
  This service creates additional revenue for M&E as its complexity commands higher fees.


B.     Segment Data

As of December 31, 2000, we have generated no sales revenue. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.


C.     Investment Policies

Management  of  M&E  does  not  currently  have  policies  regardin
g the acquisition or sale of assets primarily for possible capital gain or primarily for income.
    M&E     does     not     presently    hold    any     long-term
investments          or         interests          in          real
estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item    7. Financial Statements


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

                  INDEPENDENT AUDITOR'S REPORT


February 27, 2001

Board of Directors
Media and Entertainment.com, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Media and Entertainment.com, Inc.(the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period April 27, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media and Entertainment.com, Inc., (A Development Stage Company), as of December 31, 2000, and the results of its operations and its cash flows for the period from April 27, 2000 (Date of Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BY: /s/ G. Brad Beckstead, CPA
G. Brad Beckstead, CPA

/F-1/

                Media and Entertainment.com, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                        December 31, 2000

                               and

                      Statements of Income,
                    Stockholders' Equity, and
                           Cash Flows
                         for the period
                   April 27, 2000 (Inception)
                      To December 31, 2000



                        TABLE OF CONTENTS




                                             PAGE

Independent Auditor's Report                    1

Balance Sheet                                   2

Income Statement                                3

Statement of Stockholders'                      4
Equity

Statement of Cash Flows                         5

Footnotes                                       6-7




                Media and Entertainment.com, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                        December 31, 2000




Assets

Cash                                        $  93,938
                                            ---------
          Current assets                       93,938
                                            ---------

                                            $  93,938
                                            =========


Liabilities and Stockholders' Equity

Current liabilities                         $  10,000
                                            ---------
          Current liabilities                     -0-
                                            ---------

Preferred stock, $0.001 par value,
     5,000,000 shares authorized; no
     shares issued and outstanding at             -0-
12/31/00

Common stock, $0.001 par value,
     20,000,000 shares authorized;
4,949,750
shares issued and outstanding
at 12/31/00                                     4,950


Additional paid-in capital                    173,525

Deficit accumulated during                   (94,537)
development stage                            --------

                                               83,938
                                              -------
                                            $  93,938
                                            =========


/F-2/

                Media and Entertainment.com, Inc.
                  (A Development Stage Company)

                        Income Statement
                         For the period
              April 27, 2000 (Date of Inception) to
                        December 31, 2000

                                            April 27,
                                               2000
                                            (Inception)
                                                to
                                             December
                                             31, 2000



Revenue                                      $     -0-

     General and administrative expenses        94,537
                                                ------

     Net loss                                        $
                                              (94,537)
                                              ========



     Weighted average number of
          common shares outstanding          4,949,750

     Net loss per share                     $      -0-
                                             =========

/F-3/

                Media and Entertainment.com, Inc.
                  (A Development Stage Company)

          Statement of Changes in Stockholders' Equity
                         For the period
               April 27, 2000 (Date of Inception)
                       to December 31, 2000





                                         Deficit
                                         Accumul
                                Additio    ated     Total
                Common  Stock     nal     During   Stockho
                Shares  Amount  Paid-in  Develop    lders'
                                capital    ment     Equity
                                          Stage



April 26, 2000
Issued for      3,250,        $        $        $         $
cash               000    3,250    5,250      -0-     8,500

December 31,
2000
Issued for      1,699,    1,700  168,275            169,975
cash pursuant      750
to Rule 504
offering

Net Loss,
April 27, 2000
(inception) to
December 31,                             (94,537)   (94,537)
2000

Balance as of
December 31,    4,949,        $        $        $         $
2000               750    4,950  173,525  (94,537)    83,938



/F-4/

                Media and Entertainment.com, Inc.
                  (A Development Stage Company)

                     Statement of Cash Flows
                         For the period
               April 27, 2000 (Date of Inception)
                      to December 31, 2000



          CASH FLOWS USED BY OPERATING ACTIVITIES

     Net loss                                      (94,537)

     Increase in accounts payable                    10,000
                                                     ------
     Net cash used by operating                    (84,537)
activities                                         --------


           CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing                         -0-
activities                                            -----


           CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of common stock                         4,950

     Additional paid-in capital                     173,525
                                                    -------
     Net cash provided by financing                 178,475
activities

     Beginning cash                                     -0-
                                                       ----
     Ending cash                                     93,938
                                                     ------


                   NON-CASH TRANSACTIONS

     Interest expense                                   -0-
     Income taxes                                       -0-


/F-5/

                  Media and Entertainment.com, Inc.
                    (A Development Stage Company)
                                Notes


Note 1 - History and organization of the company

The Company was organized April 27, 2000 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 of its $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting method
 The Company reports income and expenses on the accrual method.

Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The  Company  has  not yet adopted any policy regarding  payment  of
 dividends.    No   dividends  have  been  paid  or  declared   since
 inception.

Year end
 The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

/F-6/

                  Media and Entertainment.com, Inc.
                    (A Development Stage Company)
                                Notes



Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On May 3, 2000, the Company issued 3,250,000 shares of its $.001 par value common stock for cash of $8,500. Of the total, $3,250 is considered common stock and $5,250 is considered additional paid-in capital.

On December 31, 2000, the Company closed its Reg. D, Rule 504 of the 1933 Securities Act offering. Pursuant to the offering, the Company issued 1,699,750 shares of $.001 par value common stock at $.10 per share for total cash, net of $1,300 of offering costs, of $169,975. Of the total, $1,700 is considered common stock, and $168,275 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company rents office space from JBS Executive Suites, LLC, a company owned by one of the Company's shareholders. Total rent for the period ended 12/31/00 is $7,755.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Commitments

The Company entered into a consulting agreement with GoPublicCentral.com for services relating to its public offerings, investor relations, and corporate matters for a total of $50,000. As of 12/31/00, the Company paid $40,000. The remaining $10,000 is accrued in accounts payable.

/F-7/

Item    8.Changes    In    and   Disagreements   with   Accountants
on  Accounting  and
Financial Disclosure.

None.  Not Applicable

                             PART III

 Item 9.Directors, Executive Officers and Significant Employees

A.     Directors, Executive Officers and Significant Employees

The names, ages and positions of M&E's directors and executive officers are as follows:

Name                  Age   Position

Roger Paglia          47    President, Chief Executive Officer,
                            Chief Financial Officer, Treasurer and
                            Director

John Jannotta         52    Executive Vice President

Benedict Paglia       57    Vice-President/Secretary


Our Company is led by Mr. Roger Paglia, Chairman of the Board of Directors, CEO and President. Mr. Paglia has over twenty-five experience as an entertainment industry executive, music publisher, and record producer. He holds a B.A. in Business Administration and Accounting from UCLA. Mr. Paglia has served as President of an international music publishing company and directed the record production activities at Lorimar. In addition, he has produced for other major record labels. Mr. Paglia founded PEC Services, which specialized in motion picture film distribution, post production services, and fulfillment services. PEC's clientele included all of the Walt Disney Companies, including Touchstone Pictures, Hollywood Pictures, Buena Vista Worldwide, Hollywood Records, Buena Vista Music Publishing, Aaron Spelling Productions, Sony/Tristar/Columbia Pictures as well as Lorimar, ABC, NBC, and numerous independent companies.

Mr. Paglia's experience is founded in the technical and creative aspects of the entertainment industry, but his expertise is in the marketing, logistics, and product acquisition/ development segments of the business. He has served as President and CEO of several entertainment companies, in each instance creating dramatic increases in both sales and net profits. As President and CEO of Dunhill Communications he increased sales from $1.2 Million to 10 Million dollars and created new products that increased earnings by over 60%.

Mr. Jannotta, Executive Vice President, is a principal and director of JON J. JANNOTTA ARCHITECTS-PLANNERS, INC. He has been a licensed General Contractor in the state of California for twenty years and a licensed Architect in the states of California and Nevada for twelve years. Mr. Jannotta holds a Bachelor of Architecture and a Masters Degree in Architecture and Urban Planning. Mr. Jannotta's experience not only includes the business of architecture, but he is also presently involved as a partner in two major shopping centers both as an architect and as a general partner in the development. Mr. Jannotta is also a partner in two Nevada multi-family projects in he which he has developed the project from the initial site identification and subsequent land acquisition, to the completed product development.

Mr. Jannotta's experience includes the practice of architecture, the knowledge of the construction industry, and the expertise of a developer, as well as general business administration. Mr. Jannotta has been in business since 1974 in the Southern California area and has done extensive work in the Las Vegas Metropolitan area since 1984.

Mr. Benedict Paglia co-founded and currently serves as CEO of ALLIED SYSTEMS GROUP, a management, consulting, engineering, and design firm. The Company's services include logistics, consulting, engineering, facilities engineering, e-commerce and web site development. ALLIED SYSTEMS GROUP developed the "Virtual Consultant" and was the first to offer management consulting and logistics services via the Internet. He also co-founded and is a partner in DC Global Network (www.DCGlobalnet.com) an Internet based consultancy offering a full line of business consulting services providing business and operational solutions to distributors, retailers, and manufacturers around the globe. Mr. Benedict Paglia also has an extensive thirty five year background in the entertainment business, including the design, development and construction and operation of the "state of the art" live performance venues, as owner and/ or operator of nightclubs and discos in New York and Los Angeles. He has also performed promotion and production of live concerts featuring headline mainstream performers, as well as artist management and record production.

B.     Family Relationships

Roger Paglia and Benedict Paglia are brothers.

C.        Involvement   on   Certain  Material  Legal   Proceedings
During  the  Last Five Years

(1)      No   director, officer, significant employee or consultant
has   been convicted in a criminal proceeding, exclusive of traffic violations.

(2)      No   director, officer, or significant employee  has  been
permanently      or       temporarily       enjoined,       barred,
suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(3)      No  director,  officer or significant  employee  has  been
convicted    of   violating  a  federal  or  state  securities   or
commodities law.

Item 10.       Executive Compensation

A.     Remuneration of Directors and Executive Officers

(1) Remuneration of Officers

None of our executive officers is currently drawing a salary from the Company, and we - in order to manage our limited financial resources prudently - do not plan on compensating any of our executive officers for services rendered in the foreseeable future.

There are currently have no employment agreements with our executive officers.

(2) Compensation of Directors

There are no arrangements pursuant to which any of our Directors are compensated. In addition, no such arrangement is contemplated for the foreseeable future.

Item           11.         Security          Ownership           of
Management  and  Certain  Security Holders

A.  Security Ownership of Management and Certain Beneficial Owners

The           following          table          sets          forth
information as of the date of this Registration Statement certain information with respect to the beneficial
ownership    of    the   Common  Stock  of  M&E  concerning   stock
ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of M&E as a group,
(iv) and each person known by M&E to own beneficially more than five percent (5%) of the Common Stock.
  Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title        Name and         Position   Number       Percent
Of           Address                     of shares    of
Class        of Beneficial               held by      Class
             Owner of                    owner
             Shares
------       ------------     -------    ---------    ------
Common       Roger Paglia     CEO/CFO    1,625,000    32.83%
             (1)
Common       Jon Jannotta     Exec. VP   1,625,000    32.83%
             (1)


Common       All Executive               3,250,000    65.66%
             Officers and
             Directors as a
             Group (2
             persons)

(1) c/o Media and Entertainment.com, Inc., 500 NORTH RAINBOW BLVD., SUITE 300, Las Vegas, NV 89107.

B.     Persons Sharing Ownership of Control of Shares

No persons other than Roger Paglia and John Jannotta owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.     Non-voting Securities and Principal Holders Thereof

M&E has not issued any non-voting securities.

D.     Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of M&E.

E.     Parents of the Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuer's common stock, M&E has no parent.

Item 12.       Certain Relationships and Related Transactions
None.

 Item 13.       Exhibits and Reports on Form 8-K

Exhibit Number    Name and/or Identification of Exhibit

23.               Consent of Experts and Counsel
                  Consents of independent public accountants


SIGNATURES

In  accordance with Section 12 of the Securities Exchange Act of
1934,  the
registrant caused this amended registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                 MEDIA AND ENTERTAINMENT.COM, INC.
                           (Registrant)

Date:  Tuesday, April 24, 2001

By:   /s/ Roger Paglia

Roger Paglia, Chairman of the Board, President and Chief Executive
Officer

By:  /s/ Jon Jannotta

Executive Vice President, Director