Form 10QSB
period 2001-03-31
MEDIA & ENTERTAINMENT COM INC
filed 2001-05-14
CIK 1120411

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32231

                Media and Entertainment.com, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          52-2236253
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 North Rainbow Blvd., Suite                89107
              300                           (Zip Code)
(Address of principal executive
           offices)

                         (702) 221-1935
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,949,750

                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         4

Balance Sheets as of March 31, 2001 and December 31, 2000      5

Statements of Operations for the Three Months Ending March     6
31, 2001 and for the Period April 27, 2000 (Inception) to
March 31, 2001

Statements of Cash Flows for the Three Months Ending March     7
31, 2001 and For the Period April 27, 2000 (Inception) to
March 31, 2001

Notes to Financial Statements                                  8

Item 2. Management's Discussion and Plan of Operation          11

PART II - OTHER INFORMATION

Item 6. Exhibits                                               12

SIGNATURES                                                     13

                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                          March 31, 2001
                        and March 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
                    for the Three Months Ending
                     March 31, 2001 and 2000,
                        and For the Period
           April 27, 2000 (Inception) to March 31, 2001

                         TABLE OF CONTENTS





                                          Page

Independent Accountant's Review Report    1

Balance Sheet                             2

Statement of Operations                   3

Statement of Cash Flows                   4

Footnotes                                 5

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Media and Entertainment.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period April 27, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period April 27, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Media and Entertainment.com, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 27, 2001, I expressed an unqualified opinion on those financial statements.

/s/G. Brad Beckstead, CPA

May 4, 2001

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 Media and Entertainment.com, Inc.

                   (a Development Stage Company)

                           Balance Sheet

                                        (unaudit      December
                                           ed)        31, 2000
                                          March
                                        31, 2001
Assets

Current assets:
     Cash                                       $             $
                                           40,690        93,938
          Total current assets             40,690        93,938

                                                $             $
                                           40,690        93,938


Liabilities and Stockholders'
Equity

Current liabilities                             $             $
                                           40,690        40,690

Stockholders' equity:
     Preferred stock, $0.001 par                -             -
value, 5,000,000
        shares authorized, zero
shares issued and
        outstanding at 3/31/01 and
12/31/00

     Common stock, $0.001 par               4,950         4,950
value, 20,000,000 shares
        authorized, 4,949,750
shares issued and
        outstanding at 3/31/01 and
12/31/00

     Additional paid-in capital           173,525       173,525

     Deficit accumulated during          (147,785)     (94,537)
development stage                        ---------     --------
                                           30,690        83,938
                                         ---------     --------

                                         $ 40,690      $ 93,938
                                         =========     ========



  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                      Statement of Operations
                            (unaudited)
        For the Three Months Ending March 31, 2001 and 2000
  and For the Period April 27, 2000 (Inception) to March 31, 2001


                            Three Months Ending       April 27,
                                                         2000
                                                     (Inception)
                                                          to
                                 March 31,            March 31,
                             2001         2000           2001
                           ---------     --------    ------------

Revenue                            $            $               $
                                   -            -               -


Expenses:
     General                  53,248            -         147,785
administrative               -------       -------        -------
expenses
        Total expenses        53,248            -         147,785
                             -------       -------        -------

Net loss                           $            $               $
                            (53,248)            -       (147,248)
                          ==========       =======      =========

Weighted average           4,949,750            -       4,949,750
number of                 ==========       =======      =========
   common shares
outstanding


Net loss per share                 $            $               $
                              (0.01)            -          (0.03)
                            ========       ========     =========


  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                            (unaudited)
        For the Three Months Ending March 31, 2001 and 2000
  and For the Period April 27, 2000 (Inception) to March 31, 2001


                                                          April
                                                         27, 2000
                                  Three Months Ending    (Incepti
                                       March 31,          on) to
                                                          March
                                                           31,
                                    2001       2000        2001
Cash flows from operating          -------    -------   ---------
activities
Net (loss)                               $          $           $
                                  (53,248)          -    (147,785)

Increase in accounts payable             -          -      10,000
Net cash (used) by operating      (53,248)          -    (137,785)
activities

Cash flows from investing
activities
Net cash used by investing               -          -           -
activities

Cash flows from financing
activities
     Issuance of common stock            -          -       4,950
     Additional paid-in capital          -          -     173,525
Net cash provided by financing           -          -     178,475
activities

Net (decrease) increase in cash   (53,248)          -      40,690

Cash - beginning                    93,938          -           -
Cash - ending                            $          $           $
                                    40,690          -      40,690
                                    =======    =======     =======
Supplemental disclosure:
     Interest paid                       $          $           $
                                         -          -           -
                                    =======    =======     =======
     Income taxes paid                   $          $           $
                                         -          -           -
                                    =======    =======     =======


  The Accompanying Notes are an Integral Part of These Financial
                            Statements.

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

Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

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

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

There is no provision for income taxes for the year ended December 31, 2000 and for the period ended March 31, 2001, due to the net loss and no state income tax in Nevada.

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

Note 6 - Related party transactions

The Company rents office space from JBS Executive Suites, LLC, a company owned by one of the Company's shareholders. Total rent for the period ended 3/31/00 is $0.

The president of the company received $36,500 in compensation for consulting services for the period ended March 31, 2001. The consulting fees include research and development in the amount of $8,500, outside consultant fees of $12,000, and web site development of $16,000. All expenses were incurred in proceeding with the companies business plan.

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

Note 8 - Commitments

The Company entered into a consulting agreement with GoPublicCentral.com for services relating to its public offerings, investor relations, and corporate matters for a total of $50,000. As of 3/31/00, the Company paid $40,000. The remaining $10,000 is accrued in accounts payable.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We cannot assure you that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Media and Entertainment.com, Inc.'s actual results will differ from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     Media and Entertainment.com, Inc. is a developmental stage company that plans to provide a full spectrum advertising, media management and communications technology service package to the motion picture industry.

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

Results of Operations

     Revenues

     We did not generate any revenues since our inception. In the past several months, we focused our efforts on the development of our Interactive Press Kit. We believe that our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently develop our products and services. Our priorities for the next 12 months of operations are to continue to develop and subsequently market our products and services to establish our business in the advertising software industry. There are no guarantees that we will be able to begin generating revenues or that we will attain profitability.

     Expenses

     We incurred expenses for the three months ending March 31, 2001 of $53,248. Since April 27, 2000, the date of our formation, we realized expenses of $147,785. These expenditures were primarily due to costs incurred for consulting fees and general and administrative expenses.

     Net Loss

     We had a net loss of $53,248 for the three months ended March 31, 2001. The net loss was attributable to expenses related to the operation of our business.

Liquidity and Capital Resources

     Our management anticipates that we will have negative cash flows for at least the next six to 12 months. We using the proceeds from our offerings of securities for working capital needs, including marketing, professional and consulting fees and the expenses related to attaining our goal of positioning ourselves as a publicly traded and listed entity. We intend to retain earnings, if any, for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to stockholders in the foreseeable future.

     We continue to believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2001. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations, as well as to complete the development of our products and services to begin generating revenues. In the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.

                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit

Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation filed April 27, 2000. Incorporated by reference to the exhibits to our General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b)By-Laws adopted May 19, 2000. Incorporated by reference to the exhibits to our General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23    Consent of Experts and Counsel

             Consents of independent public accountants

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Media and Entertainment.com, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     May 9, 2001


By:  _________________________________

     Jon Jannotta, Vice President and Director