Form 10QSB
period 2001-06-30
MEDIA & ENTERTAINMENT COM INC
filed 2001-08-14
CIK 1120411

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,404,750



PAGE-1


                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                    Page
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Independent Accountant's Review Report                           5

      Balance Sheets as of June 30, 2001 and December 31, 2000         6

      Statements of Operations for the Three Months and Six Months     7

      Ending June 30, 2001 and 2000, and for the Period April 27,
      2000 (Inception) to June 30, 2001

      Statements of Cash Flows for the Six Months Ending June 30,      8
      2001 and 2000, and for the Period April 27, 2000 (Inception) to June 30, 2001

      Notes to Financial Statements                                    9

   Item 2. Management's Discussion and Plan of Operation              11

PART II - OTHER INFORMATION

   Item 6. Exhibits                                                   13

SIGNATURES                                                            14





PAGE-2




                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                           June 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations
            for the Three Months and Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
            April 27, 2000 (Inception) to June 30, 2001

                                and

                            Cash Flows
                     for the Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
            April 27, 2000 (Inception) to June 30, 2001



PAGE-3



                         TABLE OF CONTENTS



                                                     Page
                                                     ----
Independent Accountant's Review Report                 1

Balance Sheet                                          2

Statement of Operations                                3

Statement of Cash Flows                                4

Footnotes                                              5




PAGE-4




G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Media and Entertainment.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 10, 2001


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 Media and Entertainment.com, Inc.

                   (a Development Stage Company)

                           Balance Sheet

                                      (unaudited)      December
                                        June 30,       31, 2000
                                          2001
                                      ------------  ------------
Assets

Current assets:
     Cash                               $   1,349    $   93,938
          Total current assets              1,349        93,938
                                          -------       -------
     Prepaid expenses                     117,869             -

                                        $ 119,218    $   93,938
                                         ========      ========
Liabilities and Stockholders'
Equity

Current liabilities                     $  10,000    $   10,000
                                          -------      --------
Stockholders' equity:
     Preferred stock, $0.001 par                -             -
value, 5,000,000
        shares authorized, zero
shares issued and
        outstanding at 6/30/01 and
12/31/00
     Common stock, $0.001 par               5,405         4,950
value, 20,000,000 shares
        authorized, 5,404,750 and
4,949,750 shares issued and
        outstanding at 6/30/01 and
12/31/00, respectively
     Additional paid-in capital           301,745       173,525
     Deficit accumulated during          (197,932)      (94,537)
development stage                        ---------      --------
                                          109,218        83,938

                                       $  119,218    $   93,938
                                         ---------      --------




  The accompanying Notes are an integral part of these financial statements.


PAGE-6-F2


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                      Statement of Operations
                            (unaudited)
 For the Three Months and Six Months Ending June 30, 2001 and 2000
  and For the Period April 27, 2000 (Inception) to June 30, 2001


                                                                    April 27,
                                  Three Months      Six Months        2000
                                     Ending           Ending      (inception)
                                                                       to
                                    June 30,         June 30,       June 30,

                                   2001     2000     2001   2000       2001
                                -------------------------------------------

        Revenue                       $        $        $      $          $
                                      -        -        -      -          -
                                -------------------------------------------
        Expenses:
             General and         18,835    6,712   35,582  6,712     98,807
        administrative expenses
             General and         31,312        -   67,813      -     99,125
        administrative expenses -------------------------------------------
             - related party
                  Total          50,147    6,712  103,395  6,712    197,932
        expenses                -------------------------------------------

        Net (loss)                    $        $        $      $          $
                                (50,147)  (6,712)(103,395)(6,712)  (197,932)
                                -------------------------------------------

        Weighted average number
        of
             common shares   4,949,750 3,250,000 4,949,750 3,250,000 3,967,760
        outstanding          --------- --------- --------- --------- ---------

        Net (loss) per share          $        $        $      $          $
                                 (0.01)        -   (0.02)      -     (0.05)
                             ========= ========= ========= ========= =========



  The accompanying Notes are an integral part of these financial statements.


PAGE-7-F3


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                            (unaudited)
         For the Six Months Ending June 30, 2001 and 2000
  and For the Period April 27, 2000 (Inception) to June 30, 2001


                                                          April
                                                         27, 2000
                                   Six Months Ending     (Inception)
                                       June 30,              to
                                                         June 30,
                                    2001       2000        2001
Cash flows from operating          -------    -------    --------
activities
Net (loss)                               $          $           $
                                  (103,935)    (6,712)   (197,932)

Stock issued for services           10,806          -      10,806
Adjustment to reconcile net
(loss)
to net cash (used) by
operations:
     Increase in accounts                -          -      10,000
payable                             ------     ------     -------
Net cash (used) by operating       (92,589)    (6,712)   (177,126)
activities

Cash flows from investing
activities
Net cash used by investing               -          -           -
activities                          ------     ------     -------

Cash flows from financing
activities
     Issuance of common stock            -      3,250       4,950
     Additional paid-in capital          -      5,250     173,525
Net cash provided by financing           -      8,500     178,475
activities                          ------     ------     -------

Net (decrease) increase in cash    (92,589)     1,788       1,349

Cash - beginning                    93,938          -           -
Cash - ending                            $          $           $
                                     1,349      1,788       1,349
                                    ======     ======     =======
Supplemental disclosure:
     Interest paid                       $          $           $
                                         -          -           -
     Income taxes paid                   $          $           $
                                         -          -           -

Non-cash transactions:
     Number of shares issued       455,000          -     203,567
for services                       =======      =====     =======





  The accompanying Notes are an integral part of these financial statements.


PAGE-8-F4


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
                               Notes


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Stockholders' equity

On June 7, 2001, the Company issued 455,000 shares of its $0.001 par value common stock in exchange for a one-year management consulting agreement with 2 individuals. The management consulting services are valued at $129,675.

There have been no other issuances of common or preferred stock.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $187,126 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


PAGE-9-F5


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
                               Notes


Note 4 - Related party transactions

The president of the company received $67,813 in compensation for services rendered for the six months ended June 30, 2001 detailed as follows:

     Expense             Amount
     --------------     -------
     Advertising       $  1,000
     Administration       2,000
     Architect           12,000
     Professional fees   33,813
     Web design          19,000


The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Advertising

The Company expenses advertising costs as they are incurred. For the period ended June 30, 2001, the president of the Company provided advertising services in the amount of $1,000. Total advertising for the period ended 6/30/01 is $4,271.

Note 6 - Commitments

One June 30, 2001, the Company authorized a letter of intent with Matthews Affiliated Productions whereby the Company wishes to purchase all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. In addition the Company will enter into an employment agreement with the current president of Matthews that will include a base salary of $60,000 and stock options based upon the performance of Matthews with a maximum of 100,000 shares of $0.001 par value common stock. The transaction will be treated as a "reverse merger" in that Matthews will become the surviving entity.

Note 7 - Subsequent events

On July 28, 2001, the Company signed an asset purchase agreement with Matthews Affiliated Productions with the terms described above.

On July 31, 2001, the Company issued 300,000 shares of its $0.001 par value common stock in exchange for a one-year management consulting agreement with 2 individuals who are shareholders. The management consulting services are valued at $75,000. Those 2 individuals were also issued a total 455,000 shares of $0.001 par value common stock of the Company on June 7, 2001 for management consulting services.

On August 1, 2001, the Company signed a letter of intent with Nexcode, Inc. whereby the Company wished to purchase certain assets of Nexcode in exchange for common stock of the Company. The Company shall issue employment agreements to 3 employees of Nexcode. In addition, the Company will provide a minimum amount of working capital in the amount of $40,000 and will attempt to raise a minimum of $250,000 of capital to set up infrastructure for and to develop Nexcode products.


PAGE-10-F6


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

     Expenses

     We incurred expenses for the three months ending June 30, 2001 of $50,147, as compared to $6,712 for the same period last year. Year to date, our expenses have totaled $103,395. Since April 27, 2000, the date of our formation, we realized expenses of $197,932. These expenditures were primarily due to costs incurred for consulting fees and general and administrative expenses.


PAGE-11-F7


     Of the total expenses of $50,147 for the quarter ended June 30, 2001, approximately 62%, or $31,312, were paid to our president, Mr. Roger Paglia. In lieu of outsourcing certain services, we contracted Mr. Paglia to provide such services on an as-needed basis. Mr. Paglia has agreed to provide these services to us below market rates.

     Net Loss

     We had a net loss of $50,147 for the three months ended June
30, 2001. For the six months ended June 30, 2001, we incurred a net loss of $103,395, or $0.02 per share. Our net loss was attributable to expenses related to the operation of our business.

Liquidity and Capital Resources

     Our management anticipates that we will continue to have negative cash flows for at least the next six to 12 months. We do not believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2001. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations, as well as to complete the development of our products and services to begin generating revenues. In the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.

Commitments

     On June 30, 2001, we authorized a letter of intent with Matthews Affiliated Productions, Inc. to purchase all of the assets of Matthews in exchange for 100,000 shares of our $0.001 par value common stock. In addition, we will enter into an employment agreement with the current president of Matthews that will include a base salary of $60,000 and stock options based upon the performance of Matthews up to a maximum of 100,000 shares of $0.001 par value common stock. On July 28, 2001, we entered into an asset purchase agreement with Matthews under the same terms delineated above.

     On August 1, 2001, we signed a letter of intent with Nexcode, Inc. to purchase assets of Nexcode in exchange for our common stock. We shall issue employment agreements to three employees of Nexcode. In addition, we will provide a minimum amount of working capital in the amount of $40,000 and will attempt to raise a minimum of $250,000 of capital to set up infrastructure for and to develop Nexcode products.



PAGE-12-F8



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



PAGE-13



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Media and Entertainment.com, Inc.
-------------------------------------------------------------------
                        (Registrant)



Date:     May 9, 2001


By:           /S/ JON JANNOTTA
             ------------------------------------------
              Jon Jannotta, Vice President and Director




PAGE-14