Form 10QSB
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2001-11-14
CIK 1120411

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             8,974,750



PAGE-1-


                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Independent Accountant's Review Report                         5
  Consolidated Balance Sheet                                     6
  Consolidated Statement of Operations                           7
  Consolidated Statement of Cash Flows                           8
  Notes to Financial Statements                                  9

Item 2. Management's Discussion and Plan of Operation

PART II - OTHER INFORMATION

Item 5. Other Information

   Acquisition of Assets
   Financial Statements

Item 6. Exhibits

SIGNATURES









PAGE-2-







                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)

                    Consolidated Balance Sheet
                               as of
                        September 30, 2001
                                and
                         December 31, 2000

                                and

               Consolidated Statements of Operations
            for the Three Months and Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
         April 27, 2000 (Inception) to September 30, 2001

                                and

                      Consolidated Cash Flows
                    for the Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
         April 27, 2000 (Inception) to September 30, 2001





PAGE-3-


                         TABLE OF CONTENTS






Page

Independent Accountant's Review Report                     1

Consolidated Balance Sheet                                 2

Consolidated Statement of Operations                       3

Consolidated Statement of Cash Flows                       4

Footnotes                                                  5




PAGE-4-



G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Media and Entertainment.com, Inc.
(a Development Stage Company)
Las Vegas, NV

inment.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related consolidated statements of operations for the three-months and nine-months ended September 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to September 30, 2001, and consolidated statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

November 14, 2001


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                    Consolidated Balance Sheet

                                         (unaudited)
                                          September   December 31,
                                             30,
                                            2001          2000

Assets

Current assets:
Cash                                         $ 37,330    $ 106,946
Marketable securities                           9,263       11,085
Loan receivable - related party                64,347        4,300
Accounts receivable                            37,060       11,164
Deposits                                        3,173            -
Total current assets                          151,173      133,495

Prepaid expenses                              674,664            -

Fixed assets, net                               2,518        4,350

Investment in Nexcode                         406,800            -

                                          $ 1,235,155    $ 137,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                             $ 11,867     $ 10,000
Payroll liabilities                               131            -
Wages payable                                  29,500            -
Loan payable - officer, director &             44,500            -
shareholder
Total current liabilities                      85,998       10,000

Stockholders' Equity:
     Preferred stock, $0.001 par value,             -            -
5,000,000
        shares authorized, zero shares
issued and
        outstanding at 6/30/01 and
12/31/00
     Common stock, $0.001 par value,            8,975        4,950
20,000,000 shares
        authorized, 8,974,750 and
4,949,750 shares issued and
        outstanding at 9/30/01 and
12/31/00, respectively
     Additional paid-in capital             1,348,550      173,525
     (Deficit) accumulated during           (208,368)     (50,630)
development stage
                                            1,149,157      127,845

                                          $ 1,235,155    $ 137,845




  The accompanying Notes are an integral part of these financial statements.


PAGE-6-F2


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
               Consolidated Statement of Operations
                            (unaudited)
For the Three Months and Nine Months Ending September 30, 2001 and
                               2000
and For the Period April 27, 2000 (Inception) to September 30, 2001


                                                              April 27, 2000
                                                               (inception)
                                                                   to
                                                                September
                                                                   30,
                                                                  2001
                               Three Months     Nine Months
                                  Ending           Ending
                              September 30,    September 30,

                                2001     2000     2001    2000
                             -------   ------   ------   -----   -------

     Revenue                 $96,838       $-  $239,377     $-   $261,252

     Cost of goods sold       36,377        -   36,914      -     42,209

     Gross profit             60,461        -  202,463      -    219,043

      Expenses:
          General and        147,266      657  262,646  7,369    362,436
      administrative expenses
          General and         31,312        -   67,813      -     99,125
      administrative expenses
           - related party
          Depreciation           916        -    1,832      -      2,061
               Total         179,494      657  332,291  7,369    427,622
      expenses

     Other income:
          Interest income         42        -      211      -        211
               Total other        42        -      211      -        211
     income

     Net (loss)           $(118,991)   $(657) $(129,617) $(7,369) $(208,368)


     Weighted average number
     of
        common shares      5,844,315 3,250,000 5,844,315 3,250,000 4,297,861
     outstanding

     Net (loss) per share          $        $        $      $          $
                              (0.02)        -   (0.02)      -     (0.05)


  The accompanying Notes are an integral part of these financial statements.


PAGE-7-F3


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
               Consolidated Statement of Cash Flows
                            (unaudited)
      For the Nine Months Ending September 30, 2001 and 2000
and For the Period April 27, 2000 (Inception) to September 30, 2001


                                                          April
                                                         27, 2000
                                  Nine Months Ending     (Inception)
                                     September 30,          to
                                                         September
                                                            30,
                                    2001       2000        2001
Cash flows from operating         --------   ---------  ------------
activities
Net (loss)                       $(129,617)   $(7,369)   $(208,368)

Depreciation                         1,832          -        2,061
Stock issued for services           76,611          -       76,611
Adjustments to reconcile net
(loss)
to net cash (used) by
operations:
(Increase) in loan to related      (60,047)         -     (64,347)
party
(Increase) in accounts payable     (2,896)          -     (37,060)
(Increase) in deposits             (3,173)          -      (3,173)
Increase (decrease) in accounts    (3,425)          -      11,867
payable
Increase (decrease) in payroll     (1,723)          -         131
liabilities
Increase in wages payable           29,500          -      29,500
Increase in loan from related       44,500          -      44,500
party
Net cash (used) by operating       (71,438)    (7,369)   (148,278)
activities

Cash flows from investing
activities
Purchase of fixed assets                 -          -     (4,579)
Marketable securities                1,822          -     (9,263)
Net cash used by investing           1,822          -    (13,842)
activities

Cash flows from financing
activities
     Issuance of common stock            -      4,950       4,950
     Additional paid-in capital          -    173,525     194,500
Net cash provided by financing           -    178,475     199,450
activities

Net (decrease) increase in cash    (69,916)   171,106      37,330

Cash - beginning                   106,946          -           -
Cash - ending                      $37,330   $171,106     $37,330


Supplemental disclosure:
     Interest paid                       $          $           $
                                         -          -           -
     Income taxes paid                   $          $           $
                                         -          -           -

Non-cash transactions:
     Number of shares issued     3,180,000          -    3,383,567
for services



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report and the 8-K current reports filed in connection with the business combination with Matthews Affiliated Productions and Nexcode, Inc. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized revenue in the amount of $261,252 to date and has accumulated operating losses of approximately $208,368 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Stockholders' equity

On June 7, 2001, the Company issued 455,000 shares of its $0.001 par value common stock in exchange for a one-year management consulting agreement with two individuals. The management consulting services are valued at $129,675.

On July 30, 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for the assets of Matthews
Affiliated Productions, Inc.

On July 31, 2001, the Company issued 200,000 shares of its $0.001 par value common stock in exchange for one-year management and financial consulting agreements with two individuals. The management consulting services are valued at $50,000.

On July 31, 2001, the Company issued 500,000 shares of its $0.001 par value common stock in exchange for two-year consulting agreement with an entity. The management consulting services are valued at $125,000.

On August 16, 2001, the Company issued 1,200,000 shares of its
$0.001 par value common stock in exchange for the assets of Nexcode, Inc.

During the month of September 2001, the Company issued 2,025,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities. The management consulting services are valued at $446,600.

There have been no other issuances of common or preferred stock.


PAGE-9-F5


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
                               Notes


Note 4 - Related party transactions

The president of the company received $67,813 in compensation for services rendered for the nine months ended September 30, 2001 detailed as follows:

Expense          Amount
Advertising      $ 1,000
Administration
                 2,000
Architect
                 12,000
Professional
fees             33,813
Web design
                 19,000

On July 30, 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for the assets of Matthews
Affiliated Productions, Inc.

On July 31, 2001, the Company issued 200,000 shares of its $0.001 par value common stock in exchange for one-year management and financial consulting agreements with two individuals, who are also shareholders. The management consulting services are valued at $50,000.

On August 16, 2001, the Company issued 1,200,000 shares of its
$0.001 par value common stock in exchange for the assets of Nexcode, Inc.

During the month of September 2001, the Company issued 700,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities. The management consulting services are valued at $446,600.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Advertising

The Company expenses advertising costs as they are incurred. For the period ended September 30, 2001, the president of the Company provided advertising services in the amount of $1,000. Total advertising for the period ended 9/30/01 is $4,271.


PAGE-10-F6


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
                               Notes

Note 6 - Material contracts/agreements

On July 31, 2001, the Company executed an asset purchase agreement with Matthews Affiliated Productions (MAP) whereby the Company wishes to purchase all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. In addition the Company entered into an employment agreement with the current president of Matthews that will include a base salary of $60,000 and stock options based upon the performance of Matthews with a maximum of 100,000 shares of $0.001 par value common stock.

On August 16, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. The 1,200,000 shares of common stock of the Company were issued to the current shareholders of Nexcode on a pro-rata basis. The Company entered into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the Company. As of September 30, 2001, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of the Nexcode. The Company will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.

Note 7 - Subsequent events

During the month of October 2001, the Company issued 662,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities.



PAGE-11-F7



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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of such same Act. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

General

     Media and Entertainment.com, Inc. is a developmental stage company that plans to provide a full spectrum of advertising, media management and communications technology service package to the motion picture industry.

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

Results of Operations

     For the quarter ended September 30, 2001, we incurred a net loss of $118,991 on revenues of $96,838. Cost of goods sold
amounted  to  $36,377,  while total expenses  were  $179,494.   Our
expenses mainly consisted of general and administrative costs and depreciation.

     For the year to date, we recognized revenues of $239,377. After deducting cost of goods sold in the amount of $36,914, we experienced a gross profit of $202,463. However, we incurred a net loss of $129,828 after deducting total expenses of $332,291.

     Of the total expenses of $179,494 for the third quarter ended September 30, 2001, approximately 17%, or $31,312, were paid to our president, Mr. Roger Paglia. In lieu of outsourcing certain services, we contracted Mr. Paglia to provide such services on an as-needed basis. Mr. Paglia has agreed to provide these services to us below market rates.


PAGE-12-


     Our priorities for the next 12 months of operations are to continue to develop and subsequently market our products and services to establish our business in the advertising software industry. There are no guarantees that we will be able to continue to generate revenues or that we will attain profitability.

Liquidity and Capital Resources

     For the nine months ended September 30, 2001, we experienced a net decrease in cash of $69,619. Our management anticipates that we will continue to have negative cash flows for at least the next six to nine months. We do not believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2001. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations, as well as to generating revenues from sales of our products and services. In the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.

Commitments

     On July 31, 2001, we executed an asset purchase agreement with Matthews Affiliated Productions (MAP) whereby we purchased all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. In addition we will enter into an employment agreement with the current president of Matthews that will include a base salary of $60,000 and stock options based upon the performance of Matthews with a maximum of 100,000 shares of $0.001 par value common stock.

     On August 16, 2001, we executed an asset purchase agreement with Nexcode, Inc. whereby we purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock. The 1,200,000 shares of common stock were issued to the current shareholders of Nexcode on a pro-rata basis. We entered into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon our performance with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock. As of September 30, 2001, we have paid $40,000 to Nexcode for the purpose of developing the assets of the Nexcode. We will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.


PAGE-13-



                    PART II - OTHER INFORMATION

                     Item 5. Other Information

Matthews Affiliated Productions

     On July 31, 2001, we executed an asset purchase agreement with Matthews Affiliated Productions (MAPI), a California corporation. In connection with the merger, a total of 100,000 shares of our par value common stock were issued to the sole shareholder of MAPI. We shall also enter into an employment agreement with the principal of MAPI, Matthew Moghaddasain, that includes a salary of $60,000 annually and a potential compensation of up to 100,000 options to purchase shares of our common stock, as set forth in the Asset Purchase Agreement, incorporated by reference herein to the Form 8-K previously filed with the commission on October 1, 2001.

     Additionally, pursuant to the employment agreement with Mr. Moghaddassain, such person shall be paid 60% of the gross profits from all contracts that MAPI exercises under MEDE's control.

     In determining the aggregate purchase price for MAPI, we took into account the value of companies of similar industry and size to MAPI, comparable transactions and the market for such companies generally.

Nexcode, Inc.

     On August 16, 2001, we executed an asset purchase agreement with Nexcode, Inc. (Nexcode), a California corporation. In connection with the merger, a total of 1,200,000 shares of our par value common stock were issued to the current shareholders of Nexcode on a pro-rata basis.

     We also entered into employment agreements with each of the three current principals of Nexcode, that includes a salary of $78,000 annually, in addition to bonuses and stock options. Stock options will be granted based upon our performance with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock. Bonuses will be paid based upon a formula of 50% of the gross profits from all contracts Nexcode exercises under its control. Gross profit will be all gross revenue less direct expenses for production of Nexcode with a mutually agreed agreeable salary-earning cap of $500,000 per each person.

     In addition, we will provide $40,000 for the purpose of developing the assets of the Nexcode, which we shall also have access to and the right to use. As of September 30, 2001, we have paid $40,000 to Nexcode for the purpose of developing the assets of the Nexcode. We will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.

     In determining the aggregate purchase price for MAPI, we took into account the value of companies of similar industry and size to MAPI, comparable transactions and the market for such companies generally.

        Financial Statements and Exhibits

 (a)    Financial Statements

             (a) The audited financial statements of Matthews
             Affiliated Productions, Inc., are incorporated herein by reference to the exhibits to the Company's
             Form 8-K October 1, 2001.

             (b) Audited financial statements of Nexcode, Inc., a California corporation ("Nexcode")

 (b)    Pro Forma Financial Information

             (a) The unaudited financial statements of Matthews
             Affiliated Productions, Inc., are incorporated herein by reference to the exhibits to the Company's
             Form 8-K October 1, 2001.

             (b) Unaudited financial statements of Nexcode, Inc., a California corporation ("Nexcode")

 (c)    Exhibits

             (a) Asset  Purchase Agreement dated as of July 30,
             2001, by and between Matthews Affiliated
             Productions, Inc., and Media and Entertainment.com,
             Inc. incorporated herein by reference.

             (b) Asset Purchase Agreement dated as of August 16,
             2001, by and between Nexcode, Inc. and Media and Entertainment.com, Inc.


PAGE-14-


Item 5. Exhibit (a)(b)










                           Nexcode, Inc.

                          Balance Sheets
                               as of
                        September 30, 2001
                                and
                         December 31, 2000

                                and

                       Statements of Income,
                     Stockholders' Equity, and
                            Cash Flows
                       for the periods ended
                        September 30, 2001
                                and
                         December 31, 2000
                                and
                          for the period
               December 12, 2000 (Date of Inception)
                              through
                        September 30, 2001





PAGE-15-




                         TABLE OF CONTENTS





                                                       PAGE

Independent Auditor's Report                                    1

Balance Sheet                                                   2

Statement of Operations                                         3

Statement of Stockholders' Equity                               4

Statement of Cash Flows                                         5

Footnotes                                                       6-9




PAGE-16



G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.257.1984
                                                 702.362.0540 (fax)

                   INDEPENDENT AUDITOR'S REPORT


November 14, 2001

Board of Directors
Nexcode, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Nexcode, Inc. (the "Company"), as of September 30, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the periods then ended, and for the period December 12, 2000 (Date of Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Nexcode, Inc. as of September 30, 2001 and December 31, 2000, and its related statements of operations, equity and cash flows for the periods then ended, and for the period December 12, 2000 (Date of Inception) to September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in 2 to the financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ G. Brad Beckstead, CPA
---------------------------
G. Brad Beckstead, CPA


PAGE-17-ex(a)(b)-1

                           Nexcode, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                             September     December,
                                                  30,          31,
                                                 2001         2000
                                             ---------   ----------
Assets

Current assets:
Cash                                              $76           $-
Loan receivable - officer, director &          35,400            -
shareholder
Total current assets                           35,476            -

                                              $35,476           $-

Liabilities and Stockholders' Equity

Current liabilities:
Loan payable - related party                  $40,000           $-
Total current liabilities                      40,000            -

Stockholders' (deficit):
     Common stock, $0.01 par value,             4,500            -
1,000,000 shares
        authorized, 450,000 and no
shares issued and
        outstanding at 9/30/01 and
12/31/00, respectively
     Additional paid-in capital                 5,191            -
     Subscription receivable                    (500)            -
     Deficit accumulated during              (13,715)            -
development stage
                                              (4,524)            -

                                              $35,476           $-



  The accompanying Notes are an integral part of these financial statements.


PAGE-18-ex(a)(b)-2


                           Nexcode, Inc.
                   (a Development Stage Company)
                      Statement of Operations


                                For the   December 12,  December 12,
                              nine month      2000          2000
                                Period    (inception)   (inception)
                                 ended         to            to
                               September  December 31,   September
                                    30,                       30,
                                   2001         2000          2001
                              ---------   ----------     ---------

Revenue                              $-           $-            $-
Cost of goods sold                    -            -             -

Gross profit                          -            -             -

Expenses:
     General and                 13,715            -        13,715
administrative expenses
          Total expenses         13,715            -        13,715

Net (loss)                    $(13,715)           $-     $(13,715)

Weighted average number of
     common shares              450,000            -       450,000
outstanding

Net (loss) per share            $(0.03)           $-       $(0.03)




  The accompanying Notes are an integral part of these financial statements.


PAGE-19-ex(a)(b)-3


                           Nexcode, Inc.
                   (a Development Stage Company)
           Statement of Changes in Stockholders' Equity

                  Common Stock  Subscri  Additi  Deficit       Total
                                 ptions   onal   Accumula    Stockhol
                                Receiva  Paid-     ted         ders'
                                  ble      in     During      Equity
                                         Capital Developm
                                                   ent
                                                  Stage
                 Shares  Amount
                -----------------------------------------------------

Net (loss)
  December 12,
2000
  (inception) to
  December 31,         -     $-       $-     $-        $-         $-
2000
                       -     $-       $-     $-        $-         $-

Balance,               -     $-       $-     $-        $-         $-
12/31/00         ----------------------------------------------------

March 2001
  Founder shares  450,000 $4,500   $(500)    $-        $-     $4,000


July 2001
  Expenses paid        -      -        -  5,191         -      5,191
by founders

Net (loss)
  January 1,
2001 to
  September 30,        -      -        -      -  (13,715)   (13,715)
2001              ---------------------------------------------------

Balance, 9/30/01  450,000 $4,500   $(500) $5,191 $(13,715)  $(4,524)
                  ===================================================



  The accompanying Notes are an integral part of these financial statements.


PAGE-20-ex(a)(b)-4


                           Nexcode, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows


                                  For the      December    December
                                 nine month    12, 2000    12, 2000
                                   Period     (Inception) (Inception)
                                   ended          to         to
                                 September     December    September
                                    30,           31,         30,
                                     2001          2000       2001
                             ---------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)                       $(13,715)           $-   $(13,715)
Adjustment to reconcile net
loss to net cash (used) by
  operating activities:
  (Increase) in loan to           (35,400)            -    (35,400)
officer, director &
shareholder
  Increase in loan from             40,000            -      40,000
related party
Net cash (used by) operating       (9,115)            -     (9,115)
activities                    ---------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash used by Investing               -            -           -
Activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuances of common stock          4,500            -       4,500
  Donated capital                    5,191            -       5,191
  Subscription receivable            (500)            -       (500)
Net cash provided by financing       9,191            -       9,191
activities                   ---------------------------------------

Net increase in cash                    76            -          76
Cash - beginning                         -            -           -
Cash - ending                          $76           $-         $76

SUPPLEMENTAL INFORMATION:
Interest paid                          $ -          $ -         $ -
Taxes paid                             $ -          $ -         $ -
                             =======================================
Non-cash transaction:
  Stock issued for services            $ -          $ -         $ -
provided
  Number of shares issued for            -            -           -
services
                             =======================================



  The accompanying Notes are an integral part of these financial statements.



PAGE-21-ex(a)(b)-5


                           Nexcode, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - Summary of significant accounting policies

Organization
The Company was organized on December 12, 2000 (Date of Inception) under the laws of the State of California, as Nexcode, Inc. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 1,000,000 shares of $0.01 par value common stock.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2001 and December 31, 2000.

Revenue recognition
The Company recognizes revenue on the accrual basis.

Advertising costs
The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses in the amount of $900 as of September 30, 2001, and $0 as of December 31, 2000.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2001 and December 31, 2000.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2001 and December 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.


PAGE-22-ex(a)(b)-6


                           Nexcode, Inc.
                   (a Development Stage Company)
                               Notes

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.


PAGE-23-ex(a)(b)-7


                           Nexcode, Inc.
                   (a Development Stage Company)
                               Notes

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the Company has not commenced its planned principal operations, the Company intends to raise sufficient capital needed to continue operating until its planned principal operations commence. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Loan receivables - related parties

At September 30, 2001 and December 31, 2000, loan receivables consisted of the following:

                                        September       December
                                         30, 2001       31, 2000
Unsecured loans to:                   -----------    -----------
Nana Yalley - officer, director &     $    12,300    $         -
shareholder
Michael Brown - officer, director     $    11,800    $         -
& shareholder
Caesar Collazo - officer, director    $    11,300    $         -
& shareholder
Total - unsecured loans to related    $    35,400    $         -
parties

Note 4 - Loan payable - related party

At September 30, 2001 and December 31, 2000, loan payables consisted of the following:

                                        September       December
                                         30, 2001       31, 2000
Unsecured loan from:                   ----------     ----------
Media and Entertainment.com, Inc.     $    40,000    $         -
- related party

Note 5 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
No. 109"), which requires use of the liability method.   SFAS No.
109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%
                                                  -----------
                      Total                               -%


As of September 30, 2001, the Company has a net operating loss carryforward of approximately $13,715 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.


PAGE-24-ex(a)(b)-8


                           Nexcode, Inc.
                   (a Development Stage Company)
                               Notes

Note 6 - Stockholders' equity

On March 15, 2001, the Company issued 450,000 shares of its $0.01 par value common stock as founders shares to officers and directors of the Company for total cash in the amount of $4,500 (of which $4,000 has been received in July 2001). The remaining $500 is considered Subscriptions Receivable.

During the period ended July 31, 2001, the officers, directors and shareholders of the Company paid for expenses on behalf of the Company totaling $5,191.

There have been no other issuances of common stock.

Note 7 - Related party transactions

During the nine-month period ended September 30, 2001, the Company loaned $35,400 to the officers, directors and shareholders of the Company (See Note 3).

During the nine-month period ended September 30, 2001, the Company received $40,000 from a related party (See Note 4).

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Material contracts and agreements

On August 16, 2001, the Company executed an asset purchase agreement with Media and Entertainment.com, Inc. (M&E) whereby M&E purchased all of the assets of the Company in exchange for 1,200,000 shares of $0.001 par value common stock. The 1,200,000 shares of common stock of M&E were issued to the current shareholders of the Company on a pro-rata basis. In addition, the combined entity entered into employment agreements with each of the three current officers and directors of the Company that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of M&E. In addition, M&E will provide $40,000 for the purpose of developing the assets of the Company, which M&E shall also have access to and the right to use. As of September 30, 2001, the Company has received $40,000 from M&E to satisfy this term of the agreement. M&E will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets. The transaction will be treated as a "merger" in that the Company will become a subsidiary of the M&E.


PAGE-25-ex(a)(b)-9


Item 5. Exhibit (b)(b)



G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.257.1984
                                                 702.362.0540 (fax)

             UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Unaudited Pro Forma Financial Information reflects financial information, which gives effect to the acquisition of all of the assets of Nexcode, Inc. (a California Corporation) in exchange for 1,200,000 shares of common stock of Media and Entertainment.com, Inc. (a Nevada Corporation).

The  Pro  Forma Statements included herein reflect the use  of  the purchase method of accounting for the above transaction. The acquisition of Nexcode, Inc. (a California Corporation), which closed on August 16, 2001 was accounted for as a business combination as the stockholders of Media and Entertainment.com, Inc. (a Nevada Corporation) controlled the voting common shares of the Company immediately after the acquisition. Such financial information has been prepared from, and should be read in conjunction with, the historical financial statements and notes thereto of Nexcode, Inc. (a California Corporation) and Media and Entertainment.com, Inc. (a Nevada Corporation) included in this filing.

The Pro Forma Balance Sheet gives effect to the transaction as if it had occurred on September 30, 2001. The Pro Forma Statement of Operations gives effect to the transaction as if it had occurred at the beginning of the earliest period presented, combining the results of the Media and Entertainment.com, Inc. (a Nevada Corporation) for the nine-month period ended September 30, 2001 and Nexcode, Inc. (a California Corporation).



PAGE-26-ex(b)(b)-1


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                 Unaudited Pro-Forma Balance Sheet

                                        Media and
                            Nexcode,    Entertainm            Pro-
                              Inc.       ent.com              forma
                           (California   (Nevada    Adjustm  balance
                             Corp.)       Corp.)     ents
Assets

Current assets:
  Cash & equivalents               $76     $37,330       $-  $37,106
  Marketable securities              -       9,263        -    9,263
  Loan receivable -             35,400      64,347  (40,000)   59,747
officer director &
  shareholder
  Accounts receivable                -      37,060        -  37,0660
  Deposits                           -       3,173        -    3,173
    Total current assets        35,476     151,173  (40,000)  146,649


Prepaid expenses                     -     674,664        -  674,664

Fixed assets, net                    -       2,518        -    2,518

Investment in Nexcode                -     406,800        -  406,800

                              $35,476  $1,235,155 $(40,000) $1,230,631


Liabilities and
Stockholders' Equity

Current liabilities:
  Accounts payable                  $-     $11,867       $-  $11,867
  Payroll liabilities                -         131        -      131
  Wages payable                      -      29,500        -   29,500
  Loan payable - related        40,000      44,500  (40,000)   44,500
party
    Total current               40,000      85,998  (40,000)   85,998
liabilities

Stockholders' equity:
  Common stock, $0.0001          4,500       8,975  (4,500)    8,975
par value,
    20,000,000 shares
authorized, 8,974,750
    shares issued and
outstanding as of
    9/30/01
  Preferred stock, $0.001            -           -        -        -
par value, 5,000,000
    shares authorized,
no shares issued and
    outstanding
  Additional paid-in             5,191   1,348,550  (5,191)  1,348,550
capital
  Subscriptions                  (500)           -    (500)     (500)
receivable
  Retained earnings           (13,715)   (208,368)    9,161  (212,892)

                               (4,524)   1,149,157        -  1,144,633


                              $35,476  $1,235,155  $(40,000) $1,230,631



  The accompanying notes are an integral part of these financial statements.


PAGE-27-ex(b)(b)-2


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
            Unaudited Pro-Forma Statement of Operations
        For the Nine Month Period Ended September 30, 2001

                                         Media and
                             Nexcode,    Entertainm            Pro-
                               Inc.       ent.com              forma
                            (California   (Nevada    Adjustm  balance
                               Corp.)       Corp.)     ents

Revenue                             $-    $239,377       $-   $239,377

Cost of goods sold                   -      36,914        -    36,914

Gross Profit                         -     202,463        -   202,463

Expenses:
  General &                     13,715     262,646        -   276,361
administrative expenses
  General &                          -      67,813        -    67,813
administrative expenses -
related
  party
  Depreciation                       -       1,832        -     1,832
    Total expenses              13,715     332,291        -   346,006

Other income (expense):
  Interest income                    -         211        -       211

Net (loss)                   $(13,715)   $(93,125)       $-  $(106,840)


Weighted average number
of
  Common shares                450,000   5,844,315        -  5,844,315
outstanding

Net (loss) per share           $(0.03)     $(0.02)       $-   $(0.02)





  The accompanying notes are an integral part of these financial statements.



PAGE-28-ex(b)(b)-3


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 1

To reflect the recapitalization of Media and Entertainment.com, Inc. (a Nevada Corporation) with the book value of net assets of Nexcode, Inc. (a California Corporation) at the acquisition date. Because the acquisition was accounted for as a business combination there was neither goodwill recognized nor any adjustments to the book value of the net assets of Nexcode, Inc. (a California Corporation) that would affect the pro-forma statement of operations.






PAGE-29-ex(b)(b)-4




Item 5. Exhibit (c)(b)

                     ASSET PURCHASE AGREEMENT


     This Agreement entered into this the 9th day of August 2001 by

and   between   Nexcode,   Inc.   (hereinafter   individually   and

collectively    "Selling    Shareholders")    and     Media     and

Entertainment.com, Inc. a Nevada corporation (hereinafter "Buyer").

     WHEREAS, Seller owns the rights to various assets; and

     WHEREAS,  Buyer desires to acquire substantially  all  of  the assets  used or useful, or intended to be used in the operation  of

Sellers  business and Seller desires to sell such assets to  Buyer;

and

     WHEREAS, the Selling Shareholders are the sole shareholders of

Seller.

     NOW, THEREFORE, in consideration of mutual covenants contained herein  and  other good and valuable consideration the receipt  and sufficiency of which is hereby acknowledged, the parties  agree  as follows:

SECTION 1.     ASSETS PURCHASED; LIABILITIES ASSUMED

     1.1   ASSETS  PURCHASED.  Seller agrees to sell,  assign  full

right title and interest to Buyer and Buyer agrees to purchase from

Seller, on the terms and conditions set forth in this Agreement the following assets ("Assets"):

     1.1.1      All assets listed on Exhibit "A", together with any

          replacements or additions to the assets made prior to the closing date.

     1.1.2     The name of the business which will become a DBA of Media

          and Entertainment.com, Inc. (Nexcode)

     1.1.3     All associated intangible assets.
     1.1.4     Seller's goodwill if any.
     1.1.5     All cash and money instruments in all accounts.

     1.1.6     All Accounts Receivables.

     1.1.7 All furniture, inventory, and equipment per the attached list.
     1.1.8     All Copyrights, Trademarks, Technologies or Proprietary


PAGE-30-ex(c)(b)-1



          Processes, existing and future versions, and Patents.

     1.1.9      Worldwide exclusive right to administer, market and

          promote Copyrights, Trademarks, Technologies or Proprietary

          Processes, existing and future versions, and Patents.

     1.1.10    All future checks for Nexcode work will be endorsed over

          to Media and Entertainment.com, Inc.

     1.2   NO  ASSUMPTION  OF  LIABILITIES.   Buyer  shall  not  be

responsible  for any unfilled orders from customers of  Seller  nor shall  Buyer assume responsibility of payment for other obligations of Seller, including but not limited to, Seller's obligations under any lease, contract or account. There are absolutely no liabilities of  Nexcode  as  part  of this transfer at any time.  All  clients,

vendors, and associates will be notified of the same.


SECTION 2.     EXCLUDED ASSETS


     The  corporation  is excluded. Subsequent to the  Acquisition,

Nexcode,   Inc.   and  all  other  existing  corporate   structures

materially operating under it's umbrella shall be dissolved so  the name  can  transfer to Media for continued work under  the  Nexcode name and no competing corporate entities shall remain.


SECTION 3.     PURCHASE PRICE FOR ASSETS


3.1 The purchase price for the assets shall be 1,200,000 shares of common stock in Media and Entertainment.com, Inc. with par value of $0.001 payable at closing.
3.2 In addition Media and Entertainment.com will provide a minimum amount of internal working capital and will also engage in efforts to raise a minimum of capital for the Nexcode line of business.
3.2     Buyer shall be responsible for all sales and transfer taxes associated with the contemplated transaction.


SECTION 4.     PAYMENT OF PURCHASE PRICE

     The price for the Assets shall be paid as follows:

     4.1  At closing, as payment for the Assets, the Company shall issue to Nexcode one million two hundred thousand (1,200,000)

shares of Common Stock of Media and Entertainment.com, Inc. with a par value of $0.001 which shall subsequently be distributed as follows:

     Nana Yalley, Chief Executive Officer, 400,000 shares;


PAGE-31-ex(c)(b)-2


     Ceasar Collazo, Chief Technology Officer, 400,000 shares; and

     Michael Brown, Chief Operating Officer, 400,000 shares.

     4.2  In addition, Media and Entertainment.com shall enter into

an   acceptable  employment  agreement  with  each  of  the   three

principals of Nexcode: Nana Yalley, Chief Executive Officer, Ceasar

Collazo,  Chief  Technology  Officer,  and  Michael  Brown,   Chief

Operating Officer.  The agreements will include a salary of seventy-

eight  thousand dollars ($78,000) annually for each.  In  addition,

Nana Yalley, Ceasar Collazo, and Michael Brown shall be paid 20% of the gross profits from all contracts that they exercise under their control.  Gross Profits for the purposes of this agreement shall be defined  as  gross revenues less direct expenses for production  of products with an annual earning cap of $500,000 for each principal.

At  the end of fiscal year 2002, if the contribution by the line of business for which they are responsible is equal to or greater than

$1,000,000, the principals shall be granted options for a total  of

100,000  shares with a cap of 1,000,000 shares of common  stock  in

Media  and  Entertainment.com to be split equally among  the  three principals.

     4.3  In addition Media and Entertainment.com will provide a minimum amount of internal working capital in the amount of forty thousand dollars ($40,000) for the purpose of developing the transferred assets of Nexcode, which Media and Entertainment.com shall also have access to and the right to use. The Company will also engage in efforts to raise a minimum of two hundred and fifty thousand dollars ($250,000) of capital to set up a new

infrastructure for and to launch and roll out products related to the transferred assets of Nexcode.

     4.4  The parties agree that amounts due hereunder shall be net amounts  due  to Seller without regard to any interest  whatsoever,

whether actual, imputed or implied.


SECTION 5.     OTHER AGREEMENTS

     5.1   There are no other agreements written or implied, except

as specifically referenced in and attached to this Agreement.

SECTION  6.      SELLER'S AND SELLING SHAREHOLDER'S REPRESENTATIONS

AND WARRANTIES


PAGE-32-ex(c)(b)-3


     Seller  and  Selling  shareholders each represent  warrant  to

Buyer as follows:

     6.1   CORPORATE EXISTENCE.  Seller is now and on the  date  of

closing  will be a duly organized and validly existing  corporation and  in  good  standing under the laws of the State of  California.

Seller  has complete and total ownership and clear title  of  these said assets.

     6.2   AUTHORIZATION.  The execution, delivery and  performance

of  this  Agreement have been duly authorized and approved  by  the

Board  of  Directors and Shareholders of Seller, and this Agreement constitutes  a valid and binding agreement of Seller in  accordance with its terms.

     6.3   TITLE  TO ASSETS.  Except as described in the Agreement,

Seller  holds  good and marketable title to the  assets,  free  and clear  of  restrictions on or conditions to transfer or assignment,

and free and clear of liens, pledges, charges or encumbrances.

     6.4    BROKERS  AND  FINDERS.   Neither  Seller  nor   Selling

Shareholders  has employed any broker or finder in connection  with the transaction contemplated by this Agreement or taken action that would  give rise to valid claims against any party for a  brokerage commission, finder's fee or other like payment.

     6.5   TRANSFER  NOT  SUBJECT TO ENCUMBRANCES  OR  THIRD  PARTY
APPROVAL.

     The  execution  and delivery of this Agreement by  Seller  and

Selling  Shareholders,  and the consummation  of  the  contemplated transactions, will not result in the creation or imposition of  any valid  lien, charge or encumbrance on any of the assets,  and  will not  require the authorization, consent, or approval of  any  third party, including any governmental division or regulatory agency.

     6.6  LABOR AGREEMENTS AND DISPUTES.  Seller is neither a party to,  nor  otherwise subject to any collective bargaining  or  other agreement  governing the wages, hours, in terms of  any  associated businesses of Sellers.

     6.7   NONCANCELLABLE CONTRACTS.  At the time of closing, there

will  be  no  material leases, employment contracts, contracts  for services,  or maintenance, or other similar contacts,  existing  or related  to or connected with the operation of Seller's assets  not cancelable within thirty (30) days.


PAGE-33-ex(c)(b)-4


     6.8   LITIGATION.   Seller and Selling  Shareholders  have  no

knowledge  of  any claim, litigation, proceeding, or  investigation pending  or  threatened against Seller that  might  result  in  any material adverse change in the business or condition of the  assets being conveyed under this Agreement.

     6.9  ACCURACY OF REPRESENTATIONS AND WARRANTIES.

     None of the representations or warranties of Seller or Selling

Shareholders  contain or will contain any untrue  statements  of  a material  fact  or omit or will omit or misstate  a  material  fact necessary  in  order  to  make statements  in  this  Agreement  not misleading.  Seller and Selling Shareholders know of no  fact  that has  resulted,  or  that  in  the reasonable  judgment  of  Selling

Shareholders  will  result  in material  change  in  the  business,

operations, or assets of Seller that has not been set forth in this

Agreement or otherwise disclosed to Buyer.


SECTION 7.      REPRESENTATIONS OF BUYER

     Buyer represents and warrants as follows:

     7.1    CORPORATE  EXISTENCE.   Buyer  is  a  corporation  duly

organized, validly existing, and in good standing under the laws of the  State of Nevada.  Buyer has all requisite corporate power  and authority  to enter into this Agreement and perform its obligations hereunder.

     7.2   AUTHORIZATION.  The execution, delivery and  performance

of  this  Agreement has been duly authorized and  approved  by  the

Board  of  Directors and shareholders of Buyer, and this  Agreement constitutes  a  valid and binding agreement of Buyer in  accordance with its terms.

     7.3   BROKERS AND FINDERS.  Buyer has not employed any  broker

or  finder in connection with the transactions contemplated by this

Agreement and has taken no action that would give rise to  a  valid claim against any party for a brokerage commission, finder's fee or other like payment.

     7.4   ACCURACY OF REPRESENTATIONS AND WARRANTIES.  None of the

representations or warranties of Buyer contain or will contain  any untrue  statement  of  a material fact or  omit  or  will  omit  or

misstate   a  material  fact  necessary  in  order  to   make   the

misstatements contained herein not misleading.



SECTION 8.     COVENANTS OF SELLER AND SELLING SHAREHOLDERS


PAGE-34-ex(c)(b)-5


     8.1  SELLER'S OPERATION OF BUSINESS PRIOR TO CLOSING.

Seller and selling shareholders agree that between the date of this

Agreement and the date of closing, Seller will:

     8.1.1    Use  its  best  efforts  to  preserve  its   business

organization  and preserve the continued operation of its  business with its customers, suppliers, and others having business relations with Seller.

     8.1.2   Not  assign,  sell,  lease or  otherwise  transfer  or

dispose  of  any  of the assets listed on Exhibit  "A",  except  to

Buyer.

     8.1.3   Maintain  all of its assets other than inventories  in

their  present  conditions, reasonable wear and tear  and  ordinary usage  accepted  and  maintain the inventories at  levels  normally maintained.

     8.2   ACCESS TO PREMISES AND INFORMATION.  At reasonable times

prior  to  the  closing  date, Seller will provide  Buyer  and  its representatives with reasonable access during business hours to the assets,  titles, contracts and records of Seller and  furnish  such additional  information concerning Seller's assets Buyer  may  from time to time reasonably request.

     8.3  EMPLOYEE MATTERS.

     There are no employee matters regarding Seller.

     8.4    CONDITIONS  AND  BEST  EFFORTS.   Seller  and   Selling

Shareholders  will  use  their  best  efforts  to  effectuate   the

transactions contemplated by this Agreement and to fulfill all  the conditions  of  the obligations of Seller and Selling  Shareholders under  this Agreement, and will do all acts and things  as  may  be required  to  carry  out  their respective obligations  under  this

Agreement and to consummate and complete this agreement.


SECTION 9.     COVENANTS OF BUYER

     9.1   CONDITIONS AND BEST EFFORTS.  Buyer will  use  its  best

efforts   to  effectuate  the  transaction  contemplated  by   this

Agreement  and to fulfill all the conditions of Buyer's obligations under  this Agreement, and shall do all acts and things as  may  be required  to  carry out Buyer's obligations and to consummate  this

Agreement.


PAGE-35-ex(c)(b)-6


     9.2  CONFIDENTIAL INFORMATION.  If for any reason the sale  of

Assets is not closed, Buyer will not disclose to third parties  any

confidential   information  received   from   Seller   or   Selling

Shareholders  in  the  course  of investigating,  negotiating,  and performing the transactions contemplated by this Agreement.


SECTION 10.     CONDITIONS PRECEDENT TO BUYER'S OBLIGATIONS

     The  obligation of Buyer to purchase the Assets is subject  to the  fulfillment, prior to or at the closing date, of each  of  the following conditions, any one or portion of which may be waived  in writing by Buyer:

     10.1   REPRESENTATIONS, WARRANTIES AND COVENANTS  AND  SELLING
     SHAREHOLDERS.

     All  representations and warranties made in this Agreement  by

Seller  and  Selling Shareholders shall be true as of  the  closing date as fully as those such representations and warranties had been made  on  or  as of the closing date, and, as of the closing  date,

neither  Seller  nor Selling Shareholders shall  have  violated  or shall  have  failed  to  perform in accordance  with  any  covenant contained in this Agreement.

     10.2   LICENSES  AND PERMITS.  Buyer shall have  obtained  all

licenses and permits from public authorities necessary to authorize the ownership and operation of the business of Seller.

     10.3   CONDITIONS OF THE BUSINESS.  There shall have  been  no

material  adverse change in the manner in of operation of  Seller's assets prior to the closing date.

     10.4   NO  SUITS  OR ACTIONS.  At the closing date,  no  suit,

action or other proceeding shall have been threatened or instituted to  restrain, enjoin or otherwise prevent the consummation of  this

Agreement or the contemplated transactions.


SECTION  11.     CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER  AND
SELLING SHAREHOLDERS

     The obligations of Seller and Selling Shareholders to

consummate the transactions contemplated by this Agreement are subject to the fulfillment, prior to or at the closing date, of the following condition, which may be waived in writing by Seller:

     All  representations and warranties made in this Agreement  by

Buyer shall be true as of the closing date as fully as though  such representations  and warranties have been made on  and  as  of  the closing  date, and Buyer shall not have violated or shall not  have failed to perform in accordance with any covenant contained in this

Agreement.


PAGE-36-ex(c)(b)-7


SECTION 12.     BUYER'S ACCEPTANCE

           Buyer  represents and acknowledges that it  has  entered

into  this Agreement on the basis of its own examination,  personal knowledge,  and opinion the value of the business.  Buyer  has  not relied  on  any  representations made by Seller  other  than  those specified  in  this  Agreement.  Buyer  further  acknowledges  that

Seller  has  made no agreement or promise to repair or improve  any property  being sold to Buyer under this Agreement, and that  Buyer takes  all such property in the condition existing on the  date  of this Agreement, except as otherwise provided in this Agreement.


SECTION 13.     INDEMNIFICATION AND SURVIVAL

     13.1    SURVIVAL  OF  REPRESENTATIONS  AND  WARRANTIES.    All

representations and warranties made in this Agreement shall survive the  closing  of this Agreement, except that any party  to  whom  a representation of warranty has been made in this Agreement shall be

deemed   to   have  waived  any  misrepresentation  or  breach   of

representation or warranty which such party had knowledge prior  to

closing.   Any party learning of a misrepresentation or  breach  of

representation  or warranty under this Agreement shall  immediately

give  notice  thereof to all other parties to this Agreement.   The

representations  and warranties in this Agreement  shall  terminate three (3) years from the closing date, and such representations  or warranties shall thereafter be without force or effect, except  any claim  with respect to which notice has been given to the party  to be charged prior to such expiration date.

     13.2  SELLERS AND SELLING SHAREHOLDERS INDEMNIFICATION.

     13.2.1  Seller and selling Shareholders each hereby  agree  to indemnify and hold buyer, its successors and assigns harmless  from and against:

     (1)  Any and all claims, liabilities and obligations of  every kind  and description, contingent or otherwise, arising out  of  or related  to the operation of Seller's assets prior to the close  of business  on  the day before the closing date, except  for  claims,

liabilities  and obligations of seller expressly assumed  by  buyer under  this  agreement or paid by insurance maintained  by  Seller,

selling Shareholders or Buyer.


PAGE-37-ex(c)(b)-8


     (2)   Any  and  all  damage or deficiency resulting  from  any

material  misrepresentation or breach of warranty or  covenant,  or nonfulfillment  of  any  agreement on the part  of  Seller  or  the selling Shareholders under this agreement.

     13.2.2  Sellers and Selling Shareholders indemnity obligations under 13.2.1 shall be subject to the following:

     (1)   If  any claim is asserted against buyer that would  give

rise  to  a  claim by Buyer against Seller and Selling Shareholders for  indemnification  under the provisions of this  paragraph,  the

Buyer  shall  promptly give written notice to selling  Shareholders concerning such claim as selling Shareholders shall, at no  expense to Buyer defend the claim.

     (2)   Selling Shareholders shall not be required to  indemnify

buyer  for  amount that exceeds the total purchase  price  paid  by buyer under Section 3 of this agreement.

     13.3     BUYERS  INDEMNIFICATION.   Buyer  agrees  to  defend,

indemnify  and  hold harmless Seller and Selling Shareholders  from and against:

     13.3.1   Any all claims, liabilities and obligations of  every

kind and description arising out of or related to the operation  of the  business following closing or arising out of buyers  faith  to perform  obligations of Seller assumed by buyer  pursuant  to  this agreement.

     13.3.2   Any  all  damage  or deficiency  resulting  from  any

material  misrepresentation, breech of  warranty  or  covenant,  or nonfulfillment  of any agreement on the part of  Buyer  under  this agreement.

SECTION 14.  CLOSING

     14.1  TIME  AND PLACE.  This agreement shall be closed  on  or before  the 15th day of September 2001, or such other time  as  the parties may agree in writing.

     14.2  OBLIGATIONS  OF  SELLERS  AND  SELLING  SHAREHOLDERS  AT

CLOSING.   The  closing,  Seller  and  Selling  Shareholders  shall

deliver to buyer the following:


PAGE-38-ex(c)(b)-9


     14.2.1   Bills of Sale, Assignments, assign full  right  title

and  interest, properly endorsed Certificate of Titles,  and  other

instruments   of  transfer,  and  form  and  substance   reasonably

satisfactory to counsel for Buyer, necessary to transfer and convey all of the assets to Buyer.

     14.2.2  Such other certificates and documents as may be called for by the provisions of this Agreement.

     14.3   OBLIGATIONS OF BUYER AT CLOSING.  At the closing  Buyer

shall delivery to Seller the following:

     14.3.1    A 1,200,000 share stock certificate made out to Nexcode,

          Inc. a California Corporation for distribution to each of its three principals as follows:

          Nana Yalley, 400,000 shares;

          Ceasar Collazo, 400,000 shares; and

          Michael Brown, 400,000 shares.



     14.3.2  Such other certificates and documents as may be called for by the provisions of this Agreement.



SECTION 15.     RIGHTS AND OBLIGATIONS SUBSEQUENT TO CLOSING

     15.1 BOOKS  AND RECORDS.  This sale does include the books  of account and records of any additional assets of  Seller.

15.2 SELLER'S RIGHT TO PAY. In the event Buyer fails to make any payment of taxes, assessments, insurance premiums, or other charges  that  Buyer is  required  to  pay to third parties under  this  Agreement,

     Seller  shall have the right, but not the obligation,  to  pay the same.

            Buyer  will  reimburse  Seller  for  any  such  payment

     immediately  upon Seller's demand, together with  interest  at the  same  rate provided in the Note from the date of Seller's payment  until Buyer reimburses Seller.  Any such  payment  by

     Seller  shall not constitute a waiver by Seller of any  remedy available by reason of Buyer's default for failure to make the payments.


PAGE-39-ex(c)(b)-10


SECTION 16.     BULK SALES LAW.

     16.1  Buyer waives compliance by Seller with the Bulk Transfer

Act.  In the event any creditor of Seller claims the benefit of the

Bulk  Transfer  Law  as against Buyer or any of  the  assets  being

conveyed  to  Buyer  under  this  Agreement,  Seller  and   Selling

Shareholders shall immediately pay or otherwise satisfy such  claim or  undertake  its defense.  Seller and Selling Shareholders  shall indemnify  and  hold Buyer harmless from and against  any  and  all loss, expense, or damage resulting from the failure to comply  with

the  Bulk  Transfer  law.   If Seller  fails  to  comply  with  the

provision  of  this  Section 17 and Buyer is required  to  pay  any creditor of Seller in order to protect the property purchased under this  agreement from claims or liens of Seller's creditors,  except those  assumed  by Buyer, the Buyer may offset the amount  it  pays against the balance due Seller by furnishing to the Seller proof of such payment in the form of a receipt from the creditor involved.

SECTION 17.     TERMINATION OF AGREEMENT

     17.1   BY MUTUAL CONSENT. This Agreement may be terminated  by

mutual written consent of Buyer and Seller.

     17.2   BREACH  OF REPRESENTATIONS AND WARRANTIES;  FAILURE  OF

CONDITIONS.   Buyer may elect by notice to Seller, and  Seller  may

elect by notice to Buyer, to terminate this Agreement if;

     17.2.1  The terminating party shall have discovered a material

error,  misstatement,  or  omission  in  the  representations   and

warranties  made in this Agreement by the other party  which  shall not  have  been cured by such other party within fifteen (15)  days after written notice to such other party specifying in detail  such asserted error, misstatement, or omission, or by the closing  date,

whichever first occurs.

     17.2.2   All  of  the conditions precedent of the  terminating

party's  obligations under this Agreement as set  forth  in  either

Section  11 or 12, as the case may be, have not occurred  and  have not been waived by the terminating party on or prior to the closing date.


PAGE-40-ex(c)(b)-11


     17.3   CLOSING  NOTWITHSTANDING THE RIGHT TO  TERMINATE.   The

party  with a right to terminate this Agreement pursuant to Section

17.2.1 or 17.2.2 shall not be bound to exercise such right, and its failure to exercise such right shall not constitute a waiver of any other  right  it may have under this Agreement, including  but  not limited  to  remedies for breach of a representation, warranty,  or covenant.

SECTION 18.     MISCELLANEOUS

     18.1   The provisions of this Agreement shall be binding  upon

and  inure  to  the benefit of the heirs, personal representatives,

successors, and assigns of the parties.

     18.2   Any notice or other communication required or permitted

to  be given under this Agreement shall be in writing and shall  be

mailed   by  certified  mail,  return  receipt  requested,  postage prepaid, addressed to the parties as follows:

SELLER:                     Nexcode, Inc.
ADDRESS:                    1201 West 5th Street  Suite  m140
CITY/STATE/ZIP:             Los Angeles, CA  90017
CONTACT PERSON:             Nana Yalley
TELEPHONE:                  818-783-3858


BUYER:                      Media and Entertainment.com, Inc.
ADDRESS:                    500 N. Rainbow Blvd. - Suite 300
CITY/STATE/ZIP:             Las Vegas, NV  89107
CONTACT PERSON:             Roger Paglia
TELEPHONE:                  702-221-1935


     All  notices  and other communications shall be deemed  to  be given  at  the  expiration of three (3)  days  after  the  date  of

mailing.   The  addresses to which notices or other  communications

shall  be mailed may be changed from time to time by giving written notice to the other parties as provided above.

     18.3   In  the  event of a default under this  Agreement,  the

defaulting party shall reimburse the nondefaulting party or parties for all costs and expenses reasonably incurred by the nondefaulting party  or parties in connection with the default, including without limitation  attorney fees.  Additionally, in the event  a  suit  or action  is filed to enforce this Agreement or with respect to  this

Agreement,  the prevailing party or parties shall be reimbursed  by the  other  party for all costs and expenses incurred in connection with  the  suit or action, including without limitation  reasonable attorney fees at the trial level and on appeal.


PAGE-41-ex(c)(b)-12


     18.4   No  waiver of any provision of this Agreement shall  be

deemed,  or  shall  constitute, a waiver of  any  other  provision,

whether  or  not  similar,  nor  shall  any  waiver  constitute   a

continuing  waiver.  No waiver shall be binding unless executed  in writing by the party making the waiver.

     18.5   This  Agreement  shall be  governed  by  and  shall  be

construed in accordance with the laws of the State of Nevada.

     18.6   This Agreement constitutes the entire agreement between

the  parties pertaining to its subject matter and it supersedes all

prior    contemporaneous    agreements,    representations,     and

understandings  of  the parties.  No supplement,  modification,  or amendment  of  this Agreement shall be binding unless  executed  in writing by all parties.

     Witness the signatures of the parties this the ________ day of

August 2001.

SELLER:
BUYER:


BY:___________________________         BY:_________________________
Nana Yalley,President                     Roger Paglia, President


DATED:_______________________          DATED:______________________


WITNESS


BY:____________________________


DATED:________________________




PAGE-42-ex(c)(b)-13




EXHIBIT "A"



  1.    Any  and  all  contracts for service with  and  outstanding
     Accounts Receivable.

  2.     Any   and   all  Agreements  with  Allnet  and/or   Allnet
     Broadcast.com.

  3.   The business name Nexcode.

  4.   All associated goodwill and other intangibles.

  5.   The NetDvdT encoding method described below:

NetDvdT encoding method compromised of a hybrid MPEG Codec to initially convert Video Object Files to an Internet streamable format for programs such as Real PlayerT, Windows Media PlayerT, QuicktimeT or any other video streaming technology that has the capabilities of converting Audio/Video Interleave files (AVI). What makes this method so unique, is that the scalability and compression of an MPEG encoded file keeps up to 89% of the VOB output in its' true 16:9 theatrical format, or 4:3 aspect ratio, as well as maintaining a full high-fidelity surround sound quality.





PAGE-43-ex(c)(b)-14




Item 6. Exhibits

(a)     Exhibits Required by Item 601 of Regulation S-B

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

  23    Consent of Experts and Counsel

             Consents of independent public accountants


(b)     Reports on Form 8-K

        Form 8-K dated September 29, 2001. Incorporated by reference to the Current Report on Form 8-K, previously filed with the Commission on October 1, 2001.





PAGE-44-


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

                 Media and Entertainment.com, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 14, 2001


By:        /s/ Jon Jannotta
         -------------------
         Jon Jannotta, Vice President and Director






PAGE-45-