Form 10QSB/A
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2001-12-04
CIK 1120411

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


                                                          April
                                                         27, 2000
                                  Nine Months Ending     (Inception)
                                     September 30,          to
                                                         September
                                                            30,
                                    2001       2000        2001
Cash flows from operating         --------   ---------  ------------
activities
Net (loss)                       $(129,617)   $(7,369)   $(208,368)

Depreciation                         1,832          -        2,061
Stock issued for services           76,611          -       76,611
Adjustments to reconcile net
(loss)
to net cash (used) by
operations:
(Increase) in loan to related      (60,047)         -     (64,347)
party
(Increase) in accounts payable     (25,896)         -     (37,060)
(Increase) in deposits             (3,173)          -      (3,173)
Increase (decrease) in accounts    (3,425)          -      11,867
payable
Increase (decrease) in payroll     (1,723)          -         131
liabilities
Increase in wages payable           29,500          -      29,500
Increase in loan from related       44,500          -      44,500
party
Net cash (used) by operating       (71,438)    (7,369)   (148,278)
activities

Cash flows from investing
activities
Purchase of fixed assets                 -          -     (4,579)
Marketable securities                1,822          -     (9,263)
Net cash used by investing           1,822          -    (13,842)
activities

Cash flows from financing
activities
     Issuance of common stock            -      4,950       4,950
     Additional paid-in capital          -    173,525     194,500
Net cash provided by financing           -    178,475     199,450
activities

Net (decrease) increase in cash    (69,916)   171,106      37,330

Cash - beginning                   106,946          -           -
Cash - ending                      $37,330   $171,106     $37,330


Supplemental disclosure:
     Interest paid                       $          $           $
                                         -          -           -
     Income taxes paid                   $          $           $
                                         -          -           -

Non-cash transactions:
     Number of shares issued     3,180,000          -    3,383,567
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