Form 10QSB/A
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-02-19
CIK 1120411

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Amendment
                               to
                           Form 10-QSB

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

November 14, 2001


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                    Consolidated Balance Sheet

                                         (unaudited)
                                          September   December 31,
                                             30,
                                            2001          2000

Assets

Current assets:
Cash                                         $ 37,330    $ 106,946
Marketable securities                           9,263       11,085
Loan receivable - related party                64,347        4,300
Accounts receivable                            37,060       11,164
Deposits                                        3,173            -
Total current assets                          151,173      133,495

Prepaid expenses                              674,664            -

Fixed assets, net                               2,518        4,350

Investment in Nexcode                         406,800            -

                                          $ 1,235,155    $ 137,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                             $ 11,867     $ 10,000
Payroll liabilities                               131            -
Wages payable                                  29,500            -
Loan payable - officer, director &             44,500            -
shareholder
Total current liabilities                      85,998       10,000

Stockholders' Equity:
     Preferred stock, $0.001 par value,             -            -
5,000,000
        shares authorized, zero shares
issued and
        outstanding at 6/30/01 and
12/31/00
     Common stock, $0.001 par value,            8,975        4,950
20,000,000 shares
        authorized, 8,974,750 and
4,949,750 shares issued and
        outstanding at 9/30/01 and
12/31/00, respectively
     Additional paid-in capital             1,429,779      173,525
     (Deficit) accumulated during           (289,597)     (50,630)
development stage
                                            1,149,157      127,845

                                          $ 1,235,155    $ 137,845




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


                                                              April 27, 2000
                                                               (inception)
                                                                   to
                                                                September
                                                                   30,
                                                                  2001
                               Three Months     Nine Months
                                  Ending           Ending
                              September 30,    September 30,

                                2001     2000     2001    2000
                             -------   ------   ------   -----   -------

     Revenue                 $65,529       $-  $65,529     $-    $65,529

     Cost of goods sold       27,532        -   27,532      -     27,532

     Gross profit             37,997        -   37,997      -     37,997

      Expenses:
          General and         97,434   46,282  164,328  52,994    227,553
      administrative expenses
          General and         31,312        -   67,813      -      99,125
      administrative expenses
           - related party
          Depreciation           916        -      916      -        916
               Total         129,662    46,282  233,057  52,994    327,594
      expenses            ------------------------------------------------



     Net (loss)           $(91,665) $(46,282) $(195,060) $(52,994) $(289,597)
                          ===================================================
     Weighted average number
     of
        common shares      5,844,315 3,804,266 5,844,315 3,583,284 4,705,022
     outstanding          ===================================================

     Net (loss) per share          $        $        $      $          $
                              (0.02)        -   (0.03)      -     (0.06)
                          ===================================================

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


                                                          April
                                                         27, 2000
                                  Nine Months Ending     (Inception)
                                     September 30,          to
                                                         September
                                                            30,
                                    2001       2000        2001
Cash flows from operating         --------   ---------  ------------
activities
Net (loss)                       $(195,060)   $(52,994)   $(289,597)

Depreciation                           916          -          916
Stock issued for services           76,611          -       76,611
Adjustments to reconcile net
(loss)
to net cash (used) by
operations:
(Increase) in loan to related      (40,000)         -     (40,000)
party
(Increase) in accounts receivable    3,414          -        3,414
Increase (decrease) in accounts    (2,000)     45,000        8,000
payable
Increase (decrease) in payroll     (4,891)          -      (4,891)
liabilities
Increase in wages payable           29,500          -      29,500
Increase in loan from related       44,500          -      44,500
party
Net cash (used) by operating       (87,010)    (7,994)   (171,547)
activities

Cash flows from investing
activities
Purchase of fixed assets                 -          -     (4,579)
Marketable securities                1,822          -     (9,263)
Net cash used by investing           1,822          -    (13,842)
activities

Cash flows from financing
activities
     Issuance of common stock            -      4,950       4,950
     Additional paid-in capital          -    173,525     173,525
Net cash provided by financing           -    178,475     178,475
activities

Net (decrease) increase in cash    (87,010)   170,481       6,928

Cash - beginning                   124,340          -      30,402
Cash - ending                      $37,330   $170,481     $37,330


Supplemental disclosure:
     Interest paid                       $          $           $
                                         -          -           -
     Income taxes paid                   $          $           $
                                         -          -           -

Non-cash transactions:
     Number of shares issued     3,180,000          -    3,180,000
for services



  The accompanying Notes are an integral part of these financial statements.


PAGE-8-F4


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
              Notes to Consolidated Financial Statements
                              (unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB annual report and the Form 8-K current reports filed in connection with the business combinations with Matthews Affiliated Productions, Inc., and Nexcode, Inc. The Company follows the same accounting policies in the preparation of interim reports.

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

On July 31, 2001, the Company issued 500,000 shares of its $0.001 par value common stock in exchange for a two-year consulting agreement with an entity. The management consulting services are valued at $125,000.

On August 16, 2001, the Company issued 1,200,000 shares of its
$0.001 par value common stock in exchange for the assets of Nexcode, Inc.

During the month of September 2001, the Company issued 1,570,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities. The management consulting services are valued at $446,600.

There have been no other issuances of common or preferred stock during the nine month period ended September 30, 2001.


PAGE-9-F5


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
               Notes to Consolidated Financial Statements
                             (unaudited)

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

During the month of September 2001, the Company issued 800,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities. The management consulting services are valued at $224,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Advertising

The Company expenses advertising costs as they are incurred. For the period ended September 30, 2001, the president of the Company provided advertising services in the amount of $1,000. Total advertising for the period ended is $4,271.


PAGE-10-F6


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
              Notes to Consolidated Financial Statements
                           (unaudited)

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



PAGE-26-ex(b)(b)-1


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                 Unaudited Pro-Forma Balance Sheet

                                        Media and
                            Nexcode,    Entertainm            Pro-
                              Inc.       ent.com              forma
                           (California   (Nevada    Adjustm  balance
                             Corp.)       Corp.)     ents
Assets

Current assets:
  Cash & equivalents               $76     $37,330       $-  $37,106
  Marketable securities              -       9,263        -    9,263
  Loan receivable -             35,400      64,347  (40,000)   59,747
officer director &
  shareholder
  Accounts receivable                -      37,060        -   37,060
  Deposits                           -       3,173        -    3,173
    Total current assets        35,476     151,173  (40,000)  146,649


Prepaid expenses                     -     674,664        -  674,664

Fixed assets, net                    -       2,518        -    2,518

Investment in Nexcode                -     406,800        -  406,800

                              $35,476  $1,235,155 $(40,000) $1,230,631


Liabilities and
Stockholders' Equity

Current liabilities:
  Accounts payable                  $-     $11,867       $-  $11,867
  Payroll liabilities                -         131        -      131
  Wages payable                      -      29,500        -   29,500
  Loan payable - related        40,000      44,500  (40,000)   44,500
party
    Total current               40,000      85,998  (40,000)   85,998
liabilities

Stockholders' equity:
  Common stock, $0.0001          4,500       8,975  (4,500)    8,975
par value,
    20,000,000 shares
authorized, 8,974,750
    shares issued and
outstanding as of
    9/30/01
  Preferred stock, $0.001            -           -        -        -
par value, 5,000,000
    shares authorized,
no shares issued and
    outstanding
  Additional paid-in             5,191   1,429,779  (5,191)  1,429,779
capital
  Subscriptions                  (500)           -     500         -
receivable
  Retained earnings           (13,715)   (289,597)    9,191  (294,121)

                               (4,524)   1,149,157        -  1,144,633


                              $35,476  $1,235,155  $(40,000) $1,230,631



  The accompanying notes are an integral part of these financial statements.


PAGE-27-ex(b)(b)-2


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
            Unaudited Pro-Forma Statement of Operations
        For the Nine Month Period Ended September 30, 2001

                                         Media and
                             Nexcode,    Entertainm            Pro-
                               Inc.       ent.com              forma
                            (California   (Nevada    Adjustm  balance
                               Corp.)       Corp.)     ents

Revenue                             $-     $65,529       $-   $65,529

Cost of goods sold                   -      27,532        -    27,532

Gross Profit                         -      37,997        -    37,997

Expenses:
  General &                     13,715     164,328        -   178,043
administrative expenses
  General &                          -      67,813        -    67,813
administrative expenses -
related
  party
  Depreciation                       -         916        -       916
    Total expenses              13,715     233,057        -   246,772


Net (loss)                   $(13,715)   $(195,060)       $-  $(208,775)


Weighted average number
of
  Common shares                450,000   5,844,315        -  5,844,315
outstanding

Net (loss) per share           $(0.03)     $(0.03)       $-   $(0.04)





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

                 Media and Entertainment.com, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     February 19, 2002


By:        /s/ Jon Jannotta
         -------------------
         Jon Jannotta, Vice President and Director






PAGE-45-