Form 10QSB/A
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-03-13
CIK 1120411

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

November 14, 2001


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                    Consolidated Balance Sheet

                                         (unaudited)
                                          September   December 31,
                                             30,
                                            2001          2000

Assets

Current assets:
Cash                                         $ 37,330    $ 106,946
Marketable securities                           9,263       11,085
Loan receivable - related party                64,347        4,300
Accounts receivable                            37,060       11,164
Deposits                                        3,173            -
Total current assets                          151,173      133,495

Prepaid expenses                              674,664            -

Fixed assets, net                               2,518        4,350

Goodwill                                      406,800            -

                                          $ 1,235,155    $ 137,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                             $ 11,867     $ 10,000
Payroll liabilities                               131            -
Wages payable                                  29,500            -
Loan payable - officer, director &             44,500            -
shareholder
Total current liabilities                      85,998       10,000

Stockholders' Equity:
     Preferred stock, $0.001 par value,             -            -
5,000,000
        shares authorized, zero shares
issued and
        outstanding at 6/30/01 and
12/31/00
     Common stock, $0.001 par value,            8,975        4,950
20,000,000 shares
        authorized, 8,974,750 and
4,949,750 shares issued and
        outstanding at 9/30/01 and
12/31/00, respectively
     Additional paid-in capital             1,429,779      173,525
     (Deficit) accumulated during           (289,597)     (50,630)
development stage
                                            1,149,157      127,845

                                          $ 1,235,155    $ 137,845




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

NOTE 3 - Prepaid Expenses

During the nine months ended September 30, 2001, the Company engaged various consultants, employees and officers to provide management services to the Company as needed. Pursuant to terms of these agreements, the Company issued shares of its common stock (Note 4) as follows:

During the three months ended June 30, 2001, the Company issued 455,000 shares of the common stock, to consultants, having a market value of approximately $129,675 (based on the trading price of $0.29 per share at issuance).  This amount is being amortized over 12 months, the life of the agreements. Amounts included in expense were $32,418 and $43,224 for the three and nine months ended September 30, 2001, respectively.
At September 30, 2001, the unamortized amount of $86,451 was included in the accompanying balance sheet as "Prepaid Expenses."

During the three months ended September 30, 2001, the Company issued 2,270,000 shares of the common stock, to consultants, employees and officers, having a market value of approximately $621,600 (based on trading prices of between $0.25 and $0.30 of the shares at issuances). This amount is being amortized over 12 to 36 months, the lives of the agreements. Amounts included in expense were $33,387 for the three and nine months ended September 30, 2001. At September 30, 2001, the unamortized amount of $588,213 was included in the accompanying balance sheet as "Prepaid Expenses."



PAGE-9-F5


                 Media and Entertainment.com, Inc.
                   (A Development Stage Company)
               Notes to Consolidated Financial Statements
                             (unaudited)


Note 4 - Stockholders' equity

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

Note 5 - Related party transactions

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


Note 6 - Advertising

The Company expenses advertising costs as they are incurred. For the period ended September 30, 2001, the president of the Company provided advertising services in the amount of $1,000. Total advertising for the period ended is $4,271.

Note 7 - Acquisitions/Dispositions

Mathews
On February 28, 2002 the Company agreed to terminate and rescind, effective December 31, 2001, the July 30, 2001, asset purchase agreement with Matthews Affiliated Productions ("Matthews") whereby the Company purchased all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. The termination is effective on December 31, 2001. Since the date of acquisition, Mathews did not have significant operating activity. In addition, the assets being disposed are not significant to the total assets of the Company and as a result proforma information regarding such disposal is not being presented. The effects of the termination will be presented as of the effective date of the termination and in the Company's financial statements as of and for the year ended December 31, 2001.

Nexcode
On August 9, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. The 1,200,000 shares of common stock of the Company (with a fair market value of approximately $406,000, based on the trading price of approximately $0.34 per share at issuance) were issued to the current shareholders of Nexcode on a pro-rata basis.

In accordance with Statement of Financial Accounting Standards No. 141 ("FAS 141" - "Business Combinations"), the purchase price was primarily allocated to goodwill as Nexcode had an insignificant amount of tangible assets. Goodwill will be tested for impairment at least annually, in accordance with FAS 142 ("Goodwill and Other Intangible Assets").

The Company entered into employment agreements with each of the 3 current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the Company. As of September 30, 2001, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.

Note 8 - Subsequent events

During the month of October 2001, the Company issued 662,000 shares of its $0.001 par value common stock in exchange for consulting agreements with several individuals and entities.



PAGE-11-F7



       Item 2. Management's Discussion and Plan of Operation

Forward - Looking Statements

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



PAGE-26-ex(b)(b)-1


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                 Unaudited Pro-Forma Balance Sheet

                                        Media and
                            Nexcode,    Entertainm            Pro-
                              Inc.       ent.com              forma
                           (California   (Nevada    Adjustm  balance
                             Corp.)       Corp.)     ents
Assets

Current assets:
  Cash & equivalents               $76     $37,330       $-  $37,106
  Marketable securities              -       9,263        -    9,263
  Loan receivable -             35,400      64,347  (40,000)   59,747
officer director &
  shareholder
  Accounts receivable                -      37,060        -   37,060
  Deposits                           -       3,173        -    3,173
    Total current assets        35,476     151,173  (40,000)  146,649


Prepaid expenses                     -     674,664        -  674,664

Fixed assets, net                    -       2,518        -    2,518

Goodwill                             -     406,800        -  406,800

                              $35,476  $1,235,155 $(40,000) $1,230,631


Liabilities and
Stockholders' Equity

Current liabilities:
  Accounts payable                  $-     $11,867       $-  $11,867
  Payroll liabilities                -         131        -      131
  Wages payable                      -      29,500        -   29,500
  Loan payable - related        40,000      44,500  (40,000)   44,500
party
    Total current               40,000      85,998  (40,000)   85,998
liabilities

Stockholders' equity:
  Common stock, $0.0001          4,500       8,975  (4,500)    8,975
par value,
    20,000,000 shares
authorized, 8,974,750
    shares issued and
outstanding as of
    9/30/01
  Preferred stock, $0.001            -           -        -        -
par value, 5,000,000
    shares authorized,
no shares issued and
    outstanding
  Additional paid-in             5,191   1,429,779  (5,191)  1,429,779
capital
  Subscriptions                  (500)           -     500         -
receivable
  Retained earnings           (13,715)   (289,597)    9,191  (294,121)

                               (4,524)   1,149,157        -  1,144,633


                              $35,476  $1,235,155  $(40,000) $1,230,631



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



PAGE-28-ex(b)(b)-3


                 Media and Entertainment.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 1

On August 9, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company.  The 1,200,000 shares of common stock of the Company (with a fair market value of approximately $406,000, based on the trading price of approximately $0.34 per share at issuance) were issued to the current shareholders of Nexcode on a pro-rata basis. Because the acquisition was accounted for as a business combination the difference between the purchase price and the fair market value of the
assets acquired   was classified as goodwill.  In accordance with
Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets"), no provision for amortization of goodwill is included, rather the Company will test goodwill for impairment at least annually.





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



Date:     March 12, 2002


By:        /s/ Jon Jannotta
         -------------------
         Jon Jannotta, Vice President and Director






PAGE-45-