Form 10QSB/A
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-04-15
CIK 1120411

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB/A #4

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
                     Commission File Number: 000-32231

                     Media and Entertainment.com, Inc.

          (Exact name of registrant as specified in its charter)


            Nevada                           52-2236253
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

500 North Rainbow Blvd., Suite 300            89107
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



                                                           April
                                                          27, 2000
                                                         (Inception)
                                   Nine Months Ending        to
                                     September 30,        September
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein.. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report and the 8-K current reports filed in connection with the business combination with Matthews Affiliated Productions and Nexcode, Inc. The Company follows the same accounting policies in the preparation of interim reports.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, believes, expects, intends, plans, anticipates, estimates and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

Our services utilizing the latest in digital and streaming technology should lead to more efficient and effective dissemination of traditional cinema advertising materials. An advantage of using movie and video clips on the Internet is that the client is not restricted by 60 seconds - the typical length of a television commercial or a theater preview for a film. We believe that excerpting video and audio productions in interactive, real time vignettes for the business-to-business and consumer target audiences will enhance ticket sales and the sale of ancillary promotional products such as posters, T-shirts, etc.

Revenue recognition

Results of Operations

For the quarter ended September 30, 2001, we incurred a net loss of $502,989 on revenues of $65,529. Cost of goods sold amounted to $27,532, while total general and administrative expenses were $138,481, research and development expenses were $401,589, and depreciation expense was $916. Our research and development expenses resulted from our acquisition of Nexcode during the quarter.

For the year to date, we incurred a net loss of $606,384 on revenues of $65,529. Cost of goods sold amounted to $27,532, while total general and administrative expenses were $241,876, research and development expenses were $401,589, and depreciation expense was $916. Our research and development expenses resulted from our acquisition of Nexcode.

Of the total general and operating expenses of $138,481 for the third quarter ended September 30, 2001, approximately 23%, or $31,312, were paid to our president, Mr. Roger Paglia. In lieu of outsourcing certain services, we contracted Mr. Paglia to provide such services on an as-needed basis. Mr. Paglia has agreed to provide these services to us below market rates.

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

PAGE-13-

                        PART II - OTHER INFORMATION

Item 5. Other Information

Matthews Affiliated Productions

On July 31, 2001, we executed an asset purchase agreement with Matthews Affiliated Productions (MAPI), a California corporation. In connection with the merger, a total of 100,000 shares of our par value common stock were issued to the sole shareholder of MAPI. We shall also enter into an employment agreement with the principal of MAPI, Matthew Moghaddasain, that includes a salary of $60,000 annually and a potential compensation of up to 100,000 options to purchase shares of our common stock, as set forth in the Asset Purchase Agreement, incorporated by reference herein to the Form 8- K previously filed with the commission on October 1, 2001.

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

(b) Audited financial statements of Nexcode, Inc., a California corporation (Nexcode)

(b) Pro Forma Financial Information

(a) The unaudited financial statements of Matthews Affiliated Productions, Inc., are incorporated herein by reference to the exhibits to the Company's Form 8-K October 1, 2001.

(b) Unaudited financial statements of Nexcode, Inc., a California corporation (Nexcode)

(c) Exhibits

(a) Asset Purchase Agreement dated as of July 30, 2001, by and between Matthews Affiliated Productions, Inc., and Media and Entertainment.com, Inc. incorporated herein by reference.

(b) Asset Purchase Agreement dated as of August 16, 2001, by and between Nexcode, Inc. and Media and Entertainment.com, Inc.

PAGE-14-

Item 5. Exhibit (a)(b)

                               Nexcode, Inc.

                              Balance Sheets
                                   as of
                               June 30, 2001
                                    and
                             December 31, 2000

                                    and

                           Statements of Income,
                         Stockholders' Equity, and
                                Cash Flows
                           for the periods ended
                               June 30, 2001
                                    and
                             December 31, 2000
                                    and
                              for the period
December 12, 2000 (Date of Inception) through
June 30, 2001

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

April 3, 2002

Board of Directors
Nexcode, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Nexcode, Inc. (the Company), as of June 30, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the periods then ended, and for the period December 12, 2000 (Date of Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Nexcode, Inc. as of June 30, 2001 and December 31, 2000, and its related statements of operations, equity and cash flows for the periods then ended, and for the period December 12, 2000 (Date of Inception) to June 30, 2001, in conformity with generally accepted accounting principles.

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



/S/ G. Brad Beckstead, CPA
---------------------------
G. Brad Beckstead, CPA


PAGE-17-ex(a)(b)-1

                           Nexcode, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                                June       December,
                                                  30,            31,
                                                 2001           2000
                                             ---------    ----------
Assets

Current assets                                $     -       $     -

Liabilities and Stockholders' Equity

Current liabilities                                 -             -

Stockholders' (deficit):
     Common stock, $0.01 par value,             4,500             -
1,000,000 shares
        authorized, 450,000 and no
shares issued and
        outstanding at 6/30/01 and
12/31/00, respectively
     Additional paid-in capital                 3,980             -
     Subscription receivable                   (4,500)            -
     Deficit accumulated during                (3,980)            -
development stage
                                               (3,980)            -

                                              $     -       $     -





The accompanying Notes are an integral part of these financial statements.

PAGE-18-ex(a)(b)-2

                               Nexcode, Inc.
                       (a Development Stage Company)
                          Statement of Operations


                                For the   December 12,     December 12,
                              six month      2000             2000
                                Period    (inception)      (inception)
                                 ended         to              to
                               June 30,   December 31,      June 30,
                                   2001       2000            2001
                              ---------   ----------       ---------

Revenue                              $-           $-            $-
Cost of goods sold                    -            -             -

Gross profit                          -            -             -

Expenses:
     General and                 3,980            -          3,980
administrative expenses
          Total expenses         3,980            -          3,980
Net (loss)                    $(3,980)           $-        $(3,980)

Weighted average number of
     common shares              450,000            -       450,000
outstanding

Net (loss) per share            $(0.01)           $-        $(0.01)




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


Net (loss)
  December 12,
2000
  (inception) to
  December 31,         -     $-       $-     $-        $-     $-
2000
                       -     $-       $-     $-        $-     $-

Balance,               -     $-       $-     $-        $-     $-
12/31/00         ----------------------------------------------------

March 2001
  Founder shares  450,000 $4,500   $(4,500)    $-        $-
$0


June 2001
  Expenses paid        -      -        -  3,980         -
3,980
by founders

Net (loss)
  January 1,
2001 to
  September 30,        -      -        -      -  (3,980)
(3,980)



2001 ---------------------------------------------------

Balance, 6/30/01 450,000 $4,500 $(4,500) $3,980 $(3,980) $(0)

The accompanying Notes are an integral part of these financial statements.

PAGE-20-ex(a)(b)-4

                               Nexcode, Inc.
                       (a Development Stage Company)
                          Statement of Cash Flows


                                  For the      December    December
                                 six month    12, 2000     12, 2000
                                   Period     (Inception) (Inception)
                                   ended          to          to
                                    June       December      June
                                     30,           31,        30,
                                     2001          2000      2001
                             ---------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)                       $(13,715)           $-    $(13,715)
Adjustment to reconcile net
loss to net cash (used) by
  operating activities:

Net cash (used by) operating       (9,115)            -     (9,115)



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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001 and December 31, 2000.

Revenue recognition
The Company recognizes revenue on the accrual basis.



Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June
30, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2001 and December 31, 2000.

Reporting on the costs of start-up activities Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2001 and December 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

PAGE-22-ex(a)(b)-6

                               Nexcode, Inc.
                       (a Development Stage Company)
                                   Notes

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non- current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
The FASB recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

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





Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


U.S federal statutory rate                  (34.0%)

Valuation reserve                            34.0%
                                             -----
Total                                           -%




As of June 30, 2001, the Company has a net operating loss carryforward of approximately $3,980 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

PAGE-24-ex(a)(b)-8

                               Nexcode, Inc.
                       (a Development Stage Company)
                                   Notes

Note 4 - Stockholders' equity

On March 15, 2001, the Company issued 450,000 shares of its $0.01 par value common stock as founders shares to officers and directors of the Company for a subscription receivable of $4,500 (of which $4,000 was received in July 2001).

During the period ended June 30, 2001, the officers, directors and shareholders of the Company paid for expenses on behalf of the Company totaling $3,980.

There have been no other issuances of common stock.

Note 5 - Related party transactions


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

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Subsequent events
On August 16, 2001, the Company executed an asset purchase agreement with Media and Entertainment.com, Inc. (M&E) whereby M&E purchased all of the assets of the Company in exchange for 1,200,000 shares of $0.001 par value common stock. The 1,200,000 shares of common stock of M&E were issued to the current shareholders of the Company on a pro-rata basis. In addition, the combined entity entered into employment agreements with each of the three current officers and directors of the Company that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of M&E. In addition, M&E will provide $40,000 for the purpose of developing the assets of the Company, which M&E shall also have access to and the right to use. As of September 30, 2001, the Company has received $40,000 from M&E to satisfy this term of the agreement. M&E will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.
PAGE-25-ex(a)(b)-9

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

PAGE-29-ex(b)(b)-4

Item 5. Exhibit (c)(b)

                         ASSET PURCHASE AGREEMENT

This Agreement entered into this the 9th day of August 2001 by and between Nexcode, Inc. (hereinafter individually and

collectively Selling Shareholders) and Media and

Entertainment.com, Inc. a Nevada corporation (hereinafter Buyer).

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

Seller, on the terms and conditions set forth in this Agreement the following assets (Assets):

     1.1.1 All assets listed on Exhibit A, together with any

          replacements or additions to the assets made prior to the closing date.

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

8.1.2 Not assign, sell, lease or otherwise transfer or

dispose of any of the assets listed on Exhibit A, except to

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

EXHIBIT A

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





                               End of Filing