Form 10KSB
period 2001-12-31
MEDIA & ENTERTAINMENT COM INC
filed 2002-04-16
CIK 1120411

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-32231


               MEDIA AND ENTERTAINMENT.COM, INC.
         (Name of small business issuer in its charter)

            Nevada                         52-2236253
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

 500 N Rainbow Blvd, Ste 300,                 89107
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 221-1935

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON, $0.001 PAR VALUE
                        (Title of class)


                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,113,613 as of the average bid and asked price at the close of April 11, 2002.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
9,536,750

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MEDE's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

We were formed as a Nevada Corporation on April 27, 2000, under the name Media and Entertainment.com, Inc. Our Articles authorize us to issue up to twenty million (20,000,000) shares of common stock at a par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at a par value of $0.001.

On August l6, 2001, we executed an asset purchase agreement with Nexcode, Inc. whereby we purchased all of the assets of Nexcode in exchange for 1,200,000 shares of our common stock. The only asset acquired was in process technology for the online broadcast of video. We entered into employment agreements with each of the three current officers and directors of Nexcode.

On  July  31,  2001, we executed an asset purchase  agreement  to purchase all of the assets of Matthews Affiliated Productions ("MAP") in exchange for 100,000 shares of our common stock and an employment agreement for the current president of Matthews. On February 28, 2002, we terminated and rescinded, as of December 31, 2001, the asset purchase agreement with MAP. Since the date of acquisition, MAP did not have significant operating activity.

B.     Business of Issuer

Media & Entertainment intends to offer full spectrum media management, communications technologies, and related services to the global market.

(1)  Principal Services, Products and Principal Markets

We  are a development stage company incorporated to transact  any
lawful  business.   We  plan  to  provide  a  full  spectrum   of
communications technology. Our service system is designed to improve the efficiency and cost effectiveness for the business-to -business and the consumer segments. We believe that our turnkey, solutions using the latest Internet communications technologies will improve net profits of our clientele.

Media and Entertainment.com, Inc. is upcoming in the communications and technology sector for the global market. Media and Entertainment.com Inc. has developed a proprietary technology called NetDVD, which allows Internet users to view all types of video online in a full screen format, with the same high speeds and quality as television, without the need for extra hardware, plug-ins or high-speed connections.

Media and Entertainment.com Inc. will be a global provider of software products and services for Internet media delivery. The Company is engaged in the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. The Company is the creator of streaming media systems such as the company's NetDVD lineup, starting with "NetDVD StreamShare Basic", NetDVD StreamShare Software, NetDVD StreamShare Business Software, the software that has the ability to stream digital data to PDA's and mobile telephones.

The company has harnessed the latest digital streaming technology far more efficient and effective than ever before. This advancement allows the company to introduce proprietary software and compression to the global market. Our services utilizing the latest in digital and streaming technology should lead to more efficient and effective dissemination of traditional "cinema" advertising materials. An advantage of using movie and video clips on the Internet is that the client is not restricted by 60 seconds - the typical length of a television commercial or a theater preview for a film. We believe that excerpting video and audio productions in interactive, real time vignettes for the business-to-business and consumer target audiences will enhance ticket sales and the sale of ancillary merchandising products.

Media and Entertainment.com Inc. with its Nexcode technologies is constantly expanding to better serve the needs of its communications and technology global markets. The company will achieve growth through introducing its software of the NetDVD lineup. Through the company's current technology, it will also deliver "wireless digital streaming" to PDA's and cellular telephones.

(2)  Status of Products and Services
It is our intention to enter the marketplace with proprietary service solutions. NetDVD StreamShare Basic software will include search engine unlike traditional search engines, NetDVD StreamShare does not search Web servers. Instead, it searches files that other users, have chosen to make available to the public. NetDVD StreamShare is the latest addition to the fast growing community tools for file exchange. Best for search and retrieve files such as MP3 files, video files etc. NetDVD
Internet  Streaming  Player Streaming  media  is  all  about  the delivery of continuous audio, video, and/or text files over the Internet. The media is then fed to the user while being viewed. Non-streaming files such as most .wav, .avi and .mov files download completely to the client computer before they begin to play. NetDVD Video StreamShare is a file sharing application that lets you share videos, similarly to the latest addition to the fast growing community tools for file exchange. NetDVD Audio StreamShare is a file sharing application that lets you share audio files. It uses a built-in server, and it not only searches NetDVD Audio StreamShare online user lists, it searches all offline user lists as well. NetDVD StreamShare Encryption is a broad range of easy-to-deploy and simple-to-manage, security encryption configuration tool, designed to save time and administrative headaches. NetDVD Video Player is a video sharing application that lets you share home made DVD videos or Live Video Streams, utilizing a built-in server, allowing the DVD-ROM author to share their content. NetDVD Audio Player is an audio sharing application that lets you share home made audio files, utilizing a built-in server, allowing the author to share their content. NetDVD StreamShare Picture Viewer is ideal for professional artists and curators enabling them to import images by the folder, edit individual or batch settings, saving them to the web site.

During the limited operating history since inception on April 27, 2000, our activities have been limited primarily to organization, initial capitalization, finding an appropriate operating facility in Nevada, finding and securing an experienced management team and a board of directors, and commencing with initial operational plans.

(4)  Industry Background and Current Status

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

The traditional cinema and recording industries have done very little over the last 20 years to address the problems and challenges of the "hills and valleys" cycle. They have relied heavily on traditional advertising and marketing, which is increasing in cost and decreasing in effectiveness. The industry has restructured into one with a few giants and a wide range of smaller independent production companies. Cinema blockbusters are great, but the industry cannot survive on them. The lean and mean independents are where the bulk of the early innovator/ adopters of our initial target markets are to be found. The motion picture industry is a worldwide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate revenues internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. This growth has been due to a number of factors, including among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens. The cost of distribution in the global market is great, and it seems that the Internet provides a significant cost-saving opportunity in this area.

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

There is a new field of regulation emerging around Internet broadcast and web originated copying. Because we would function under contract to the holders of intellectual property rights, such regulations are not anticipated to materially affect our activities.

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

To date, we have not incurred any internal research and development costs. As a result of our acquisition of Nexcode we incurred $401,589 of research and development expenditures during the three months ended September 30, 2001. Because the only asset acquired was in process technology for the online broadcast of video the difference between the purchase price and the fair market value of the assets acquired was expensed as research and development. We believe we will incur approximately $10,000 in research and development expenses over the next twelve (12) months. These costs are not expected to be borne by any of our customers, of which there are none, but rather by us.

(12)  Employees

We presently have three part-time employees. Our employees are not represented by a collective bargaining agreement, and we believe our relations with our employees are good. All of the research and development will be subcontracted to outside vendors and will be coordinated by the President of the Company.

ITEM 2.  PROPERTIES

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

We believe that this arrangement is suitable given the limited nature of our current operations, and also believe that we will not need to lease additional administrative offices and/ or research facilities for the next 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.  Market information

Our common stock is currently traded on the OTCBB under the stock ticker symbol "MEDE." The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) for each quarter of 2001:

      Quarter Ended       High    Low

     June 29, 2001       $0.40   $0.40
     September 28, 2001  $0.45   $0.38
     December  31, 2001  $0.51   $0.51


OTCBB(R) quotations of MEDE's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

B.  Holders

As of the date of this report, we had approximately 108 holders of record of our common stock.

C.  Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of the Company's business and do not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

D.  Recent Sales of Unregistered Securities; Use of Proceeds From
Registered Securities

On May 3, 2000 we issued 3,250,000 shares to the two company founders as follows:

  1. Jon J. Jannotta 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250.
  2. Roger Paglia 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250.

All of these shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

On November 7, 2000 we sold a total of 1,699,750 shares of its $0.001 par value common stock at $0.10 per share to outside investors pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended. Of the total number of shares, all shares were issued in exchange for cash in the amount of $169,975, net of offering costs in the amount of $1,300. We sold all 1,699,750 shares of common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for future services. 28,000 shares of common stock were issued to Ted D. Campbell in exchange for a one-
year  management consulting agreement, valued at $2,800.   24,000
shares  of  common  stock were issued to  Frank  Danesi,  Jr.  in
exchange  for  a  one-year management consulting agreement.   The
management consulting services are valued at $2,400.   The  value
of  the services is based on prior services provided by both  Ted
D. Campbell and Frank Danesi, Jr. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section 4 (2) of the Securities Act of 1933, respectively.

On July 31, 2001, 1,120,000 shares of common stock were issued to three individuals and one organization in exchange for future services as follows:

  1. We issued 50,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000.

  2. We issued 50,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000.
  3. We issued 50,000 shares of common stock to MCL in exchang for a one-year management consulting agreement. The management consulting services are valued at $15,000.

  4. We  issued  50,000  shares of common stock  to  Francisco
     Delgadillo in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000.

The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section 4 (2) of the Securities Act of 1933, respectively.

In August 2001, 400,000 shares of common stock were issued to individuals in exchange for future services as follows:

  1. We issued 100,000 shares of common stock to Bernie Grossman in exchange for a one-year management consulting agreement. The management consulting services are valued at $30,000.
  2. We issued 100,000 shares of common stock to Johnny Caswell in exchange for a one-year management consulting agreement. The management consulting services are valued at $30,000.

  3. We  issued  200,000 shares of common  stock  to  Meridian
     Advisors, Inc. in exchange for a six-month management consulting agreement. The management consulting services are valued at $50,000

The value of the services is based on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section 4 (2) of the Securities Act of 1933, respectively.

In September 2001, 750,000 shares of common stock were issued to individuals in exchange for future services as follows:

  1. 500,000 shares of common stock were issued to Falcon Group, LLC in exchange for a one-year management consulting agreement. The management consulting services are valued at $125,000.

  2. We issued 50,000 shares of common stock to Christopher Laurence in exchange for a one-year management consulting agreement. The management consulting services are valued at $14,222.
  3. We issued 100,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446.

  4. The Company issued 100,000 shares of common stock to Scott
     Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446.

The value of the services is based the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued in accordance with Rule 144 of the Securities Act of 1933 and
Section 4 (2) of the Securities Act of 1933, respectively.

On July 31, 2001, 920,000 shares of common stock were issued to five individuals as part of our 2001 Stock Option and Incentive
Plan as follows:

  1. We issued 120,000 shares of common stock to Jeffrey Allen as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $36,000. The value of the stock is based on the trading price of approximately $0.30 per share at issuance.
  2. We issued 100,000 shares of common stock to Gary Bastien as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $30,000. The value of the stock is based on the trading price of approximately $0.30 per share at issuance.

  3. We issued 250,000 shares of common stock to Jon Jannotta as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $75,000. The value of the stock is based on the trading price of approximately $0.24 per share at issuance.

  4. We issued 250,000 shares of common stock to Roger Paglia as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $75,000. The value of the stock is based on the trading price of approximately $0.24 per share at issuance.
  5. We issued 200,000 shares of common stock to Benedict Paglia as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $60,000. The value of the stock is based on the trading price of approximately $0.30 per share at issuance.

All shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section
4 (2) of the Securities Act of 1933, respectively.

In October 2001, 560,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive
Plan of the Company as follows:

  1. We issued 250,000 shares of common stock to Roger Paglia as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $150,000. The value of the stock is based on the trading price of approximately $0.60 per share at issuance.

  2. We issued 250,000 shares of common stock to Jon Janotta as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $150,000. The value of the stock is based on the trading price of approximately $0.60 per share at issuance.
  3. We issued 5,000 shares of common stock to Randy Sain as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $3,000. The value of the stock is based on the trading price of approximately $0.60 per share at issuance.

  4. We issued 5,000 shares of common stock to Nate Hasper as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $3,000. The value of the stock is based on the trading price of approximately $0.60 per share at issuance.

  5. We issued 50,000 shares of common stock to Brian Fitzgerald as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $17,500. The value of the stock is based on the trading price of approximately $0.35 per share at issuance.

The above listed issuances shares were conducted under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section 4 (2) of the Securities Act of
1933, respectively.

On December 20, 2001, 50,000 shares of common stock were issued to an individual as part of our 2001 Stock Option and Incentive Plan to Bernie Grossman as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $21,000. The value of the stock is based on the trading price of approximately $0.42 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 and Section 4 (2) of the Securities Act of 1933, respectively.

We issued 1,200,000 shares of restricted common stock to Nexcode, Inc. as the purchase price for all Nexcode assets. The services are valued at $1,200. Of the total received, $1,200 is considered common stock and $0 is considered additional paid-in capital. The shares were distributed to officers of Nexcode, Inc. as follows:

  1.   Nana Valley, Chief Executive Officer, 400,000 shares

  2.   Ceasar Collazo, Chief Technology Officer, 400,000 shares

  3.   Michael Brown, Chief Operating Officer, 400,000

We issued 50,000 shares of restricted common stock to Christopher Laurance in exchange for a one-year consulting agreement to provide future services. The services are valued at $14,222. The value of the services is based on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued in accordance with Rule 144 of the Securities Act of 1933 and
Section 4 (2) of the Securities Act of 1933, respectively.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

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

Our management anticipates that we will continue to have negative cash flows for at least the next six to nine months. We do not believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2002. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations, as well as to generating revenues from sales of our products and services. In the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.

On July 30, 2001, we executed an asset purchase agreement with Matthews Affiliated Productions (Matthews) whereby we were to purchase all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. However, on February 28, 2002 we agreed to terminate and rescind, effective December 31, 2001, the asset purchase agreement with Matthews. Since the date of acquisition, Mathews did not have significant operating activity. In addition, the assets being disposed are not significant to our total assets and as a result, proforma information regarding such disposal is not being presented.

ITEM 7.  FINANCIAL STATEMENTS














                MEDIA AND ENTERTAINMENT.COM, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  AUDITED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 & 2000






                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets                                                  1

Statement of Operations and Accumulated Deficit                 2

Statement of Changes in  Stockholders' Equity                   3

Statement of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS:                               5-16








                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Media And Entertainment.com, Inc.:

We have audited the accompanying balance sheets of Media And Entertainment.Com, Inc. (A Development Stage Company) as of December 31, 2001 and December 31, 2000 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the periods ended
December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2001 and December 31, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Media And Entertainment.Com, Inc. (a development stage company) as of December 31, 2001 and December 31, 2000, and the result of its operations and its cash flows for the periods ended December 31, 2001 and December 31, 2000, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 6 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                              Chavez & Koch, CPA's, Ltd.

April 15, 2002
Henderson, Nevada





                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                AS OF DECEMBER 31, 2001 AND 2000

                                           2001    2000
                         ASSETS

CURRENT ASSETS:
Cash                                        $597     $93,938

Deposits                                     710           -
Total current assets                       1,307      93,938

FIXED ASSETS:
Equipment                                  9,555           -
Accumulated depreciation                    (899)          -
Total fixed assets                         8,656           -

OTHER ASSETS:
Loan receivable - related party           40,000           -
Total assets                              40,000           -

TOTAL ASSETS                             $49,963      93,938

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                          $7,838     $10,000

Loan payable - officer, director &       147,711           -
shareholder
Total current liabilities                155,549      10,000

Stockholders' equity
Preferred stock, $0.001 par value
5,000,000 authorized, zero
shares issued and outstanding at 12-31-
01 and 12-31-00,
respectively                                   -           -
Common stock, $0.001 par value
20,000,000 authorized,
9,536,750 and 4,949,750 shares issued
and outstanding at
12-31-01 and 12-31-00, respectively       $9,537       4,950
Additional paid in capital             1,552,727     173,525

Deferred compensation                   (740,720)          -

(Deficit) accumulated during            (927,130)    (94,537)
development stage
Total stockholders' equity              (105,586)     83,938


TOTAL LIABILITIES AND STOCKHOLDERS'      $49,963     $93,938
EQUITY









   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.
                MEDIA AND ENTERTAINMENT.COM, INC.
          STATEMENT OF OPERATIONS AND ACCUMLATED DEFICT
                AS OF DECEMBER 31, 2001 AND 2000


                                   2001          2000

REVENUE:                               $-          $-
Cost of goods sold                      -           -
Gross profit                            -           -

EXPENSES:
General and administrative      (334,428)    (94,537)
expenses
General and administrative       (85,637)           -
expenses-related par
Research and development        (406,000)           -
expenses
Depreciation                        (899)           -
Total expenses                  (826,964)    (94,537)

Income (loss) from operations   (826,964)    (94,537)

OTHER INCOME (EXPENSE):
Interest expense                  (4,329)           -
Total other income                (4,329)           -

Net income (loss)               (831,293)    (94,537)

Weighted average number of      6,908,000   4,949,750
shares outstanding

Net income (loss) per share       $(0.12)     $(0.02)



















   The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.





                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     AS OF DECEMBER 31, 2001


                  Common Stock      Add'l   Deferred  Income     Total
                                    Paid    Compensa  /(Loss)  Stockholders'
                                     in     tion     Accumula    Equity
                                    Capital            ted

                 Shares      Value

Issued for cash
August 31, 2000  3,250,000  $3,250  $5,250       $-        $-    $8,500


Issued for cash
November 10,     1,699,750   1,700 168,275        -         -   169,975
2000

Accumulated
deficit
December 31,             -       -       -        -   (94,537)  (94,537)
2000

Balance at       4,949,750   4,950 173,525        -   (94,537)   83,938
December 31,
2000

Issued for
services
June 1, 2001        52,000      52   5,148    (5,200)       -         -

June 7, 2001       455,000     455 129,220  (129,675)       -         -

July 31, 2001      200,000     200  59,800   (60,000)       -         -

August 1, 2001     100,000     100  29,900   (30,000)       -         -

August 8, 2001     100,000     100  29,900   (30,000)       -        -

August 20, 2001   500,000      500 124,500  (125,000)       -        -

August 23, 2001   200,000      200  49,800   (50,000)       -        -

September 5,       50,000       50  14,172   (14,222)       -        -
2001
September 11,     200,000      200  56,692   (56,892)       -        -
2001
October 15, 2001   50,000       50  17,450   (17,500)       -        -

December 20 2001   50,000       50  20,950   (21,000)       -        -


Issued for stock
awards
July 31, 2001      920,000     920 275,080  (276,000)       -        -


Nexcode
acquisition
August 6, 2001   1,200,000   1,200 404,800         -        -  406,000


Issued for stock
awards
October 5, 2001    500,000     500 154,500  (155,000)       -        -


Issued for stock
awards
October 25, 2001    10,000      10   5,990   (6,000)        -        -


Future services
received
December 31,             -       -       -  235,769         -  235,769
2001

Net income
(loss)
December 31,             -       -       -        -  (831,293)(831,293)
2001

Balance at      9,536,750  $9,537 $1,551,427 $(740,720)$(925,830)$(105,586)
December 31,
2001












   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.
                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
                AS OF DECEMBER 31, 2001 AND 2000


                                   2001       2000

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)                       $(831,263)  $(94,537)

Depreciation                           899          -
Adjustments to reconcile net
(loss) to net cash
       (used) by operations:
Stock based compensation           235,769    173,525
Nexcode acquisition                406,000          -
(Increase) in deposits               (710)          -
Increase (Decrease) in accounts    (2,162)     10,000
payable
Net cash (used) by operating     (191,497)     88,988
activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets           (9,555)          -
Loans to related party            (40,000)
Net cash used by investing        (49,555)          -
activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock                 -      4,950
Loans from shareholders            147,711          -
Net cash provided by financing     147,711      4,950
activities

NET INCREASE (DECREASE) IN CASH   (93,341)     93,938

CASH, BEGINNING OF PERIOD           93,938          -

CASH, END OF PERIOD                   $597    $93,938

SUPPLEMENTARY INFORMATION:
Interest Paid                     $(4,329)         $-
Income taxes paid                       $-         $-












   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Cash Flows.
                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2001

NOTE 1-ORGANIZATION AND PURPOSE

     Media and Entertainment.com, Inc. (A Development Stage Company) was incorporated in the State of Nevada on April 27, 2000. The Company has been organized for the primary purpose of offering full spectrum media advertising, media management, communications technologies, and related services to the entertainment industry. Target markets will primarily consist of those companies in the motion picture distribution segment. Additionally, the Company's service system is designed to improve the efficiency and cost effectiveness of advertising, promoting, marketing, and ultimately delivering cinematic, video, audio, and published works for the business and consumer segments.

     The Company has had no revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company. Accordingly, some of the
     Company's accounting policies and procedures have not yet been established.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions, which are discussed in detail in Note 3.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for that period is computed by dividing the weighted average number of common shares outstanding during the period to arrive at earnings per share.
                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fixed Assets

     Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

             Vehicles            5 Years
             Office Equipment    5 Years
             Office Furniture &  7 Years
             Fixture

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

     Advertising

     Advertising costs are to be expensed when incurred. For the period ending December 31, 2001, the president of the Company provided advertising services in the amount of $1,000. Total advertising for the periods ended December 31, 2001 and December 31, 2000 were $4,271 and $5,000, respectively.

     Revenue Recognition

     The company is in the process of developing and implementing accrual based revenue recognition policies.

NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2001, the Company had recognized no revenue to date and had accumulated operating losses of approximately $927,130 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing

                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     April  27,  2000 - The Company incorporated in Nevada.   The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     May 3, 2000 - The Company issued 3,250,000 shares to the two company founders as follows:

          The Company issued to Jon J. Jannotta 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250. Of the total amount received, $1,625 is considered common stock and $2,625 is considered additional paid-in capital.

          The Company issued to Roger Paglia 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250. Of the total amount received, $1,625 is considered common stock and $2,625 is considered additional-paid-in-capital.

     All  of  these shares were issued in accordance with Section
     4(2) of the Securities Act of 1933.

     November 7, 2000 - The Company closed its offering pursuant to Rule 504, Regulation D, under the Securities Act of 1933, as amended, whereby it sold a total of 1,699,750 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, all shares were issued in exchange for cash in the amount of $169,975, net of offering costs in the amount of $1,300. Of the total cash received, $1,700 is the stated value of common stock and $169,575 is considered additional paid-in capital. The Company sold all 1,699,750 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers or directors.

     On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for future services as follows:

          The Company issued 245,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $69,825. Of the total received, $245 is the stated value of common stock and $69,580 is considered additional paid-in capital. The value of the services is based

                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under
          Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

          The Company issued 210,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $59,850. Of the total received, $210 is considered common stock and $59,640 is considered additional paid-in capital. The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

     Deferred Compensation

     On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for future services as follows:

          The Company issued 28,000 shares of common stock to Ted
          D.  Campbell  in  exchange for  a  one-year  management
          consulting agreement. The management consulting services are valued at $2,800. Of the total received, $28 is the stated value of common stock and $2,772 is considered additional paid-in capital. The value of the services is based on prior services provided by Ted
          D. Campbell and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 24,000 shares of common stock to Frank Danesi, Jr. in exchange for a one-year management consulting agreement. The management consulting services are valued at $2,400. Of the total received, $24 is the stated value of common stock and $2,376 is considered additional paid-in capital. The value of the services is based on prior services provided by Frank Danesi, Jr. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.



                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for future services as follows:

          The Company issued 245,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $69,825. Of the total received, $245 is considered common stock and $69,580 is considered additional paid-in capital. The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 210,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $59,850. Of the total received, $210 is considered common stock and $59,640 is considered additional paid-in capital. The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

     On July 31, 2001, 200,000 shares of common stock were issued to three individuals and one organization in exchange for future services as follows:

          The Company issued 50,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Of the total received, $50 is the stated value of common stock and $14,950 is considered additional paid-in capital. The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Of the total received, $50 is the stated value of common stock and $14,950 is considered additional paid-in capital. The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were
                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          issued   under   an  exemption  from  the  registration
          provisions of Section 5 of the Securities Act  of  1933
          pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to MCL in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Of the total received, $50 is the stated value of common stock and $14,950 is considered additional paid-in capital. The value of the services is based on prior services provided by MCL and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of
          Section  5  of the Securities Act of 1933  pursuant  to
          Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to Francisco Delgadillo in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Of the total received, $50 is the stated value of common stock and $14,950 is considered additional paid-in capital.
          The value of the services is based on prior services provided by Francisco Delgadillo and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of
          Section  5  of the Securities Act of 1933  pursuant  to
          Section 4 (2) of the Securities Act of 1933.

     In August 2001, 400,000 shares of common stock were issued to two individuals and one organization in exchange for future services as follows:

          The Company issued 100,000 shares of common stock to Bernie Grossman in exchange for a one-year management consulting agreement. The management consulting services are valued at $30,000. Of the total received, $100 is the stated value of common stock and $29,900 is considered additional paid-in capital. The value of the services is based on prior services provided by Bernie Grossman and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to Johnny Caswell in exchange for a one-year management consulting agreement. The management consulting services are valued at $30,000. Of the total received, $100 is the stated value of common stock and $29,900 is considered additional paid-in capital. The value of the services is based on prior services provided by Johnny Caswell and on the cost of similar services provided by other similar service providers. The number of shares


                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 200,000 shares of common stock to Meridian Advisors, Inc. in exchange for a six-month management consulting agreement. The management consulting services are valued at $50,000. Of the total received, $200 is the stated value of common stock and $49,800 is considered additional paid-in capital. The value of the services is based on prior services provided by Meridian Advisors, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of
          Section 5 of the Securities Act of 1933 pursuant to
          Section 4 (2) of the Securities Act of 1933.

     In September 2001, 750,000 shares of common stock were issued to three individuals and one organization in exchange for future services as follows:

          The Company issued 500,000 shares of common stock to Falcon Financial Group, LLC in exchange for a one-year management consulting agreement. The management consulting services are valued at $125,000. Of the total received, $500 is the stated value of common stock and $124,500 is considered additional paid-in capital. The value of the services is based on prior services provided by Falcon Group, LLC. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to Christopher Laurence in exchange for a one-year management consulting agreement. The management consulting services are valued at $14,222. Of the total received, $50 is the stated value of common stock and $14,172 is considered additional paid-in capital. The value of the services is based on prior services provided by Christopher Laurence and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to Stephen Brock in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446. Of the total received, $100 is the stated value of common stock


                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          and  $28,346 is considered additional paid-in  capital.
          The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446. Of the total received, $100 is the stated value of common stock and $28,346 is considered additional paid-in capital. The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     Stock Based Award Agreements

     On July 31, 2001, 920,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 120,000 shares of common stock to Jeffrey Allen as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $36,000. Of the total received, $120 is the stated value of common stock and $35,800 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.30 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to Gary Bastien as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $30,000. Of the total received, $100 is the stated value of common stock and $29,900 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.30 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to Jon Jannotta as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $75,000. Of the total received, $250 is the stated value of common stock and $74,750 is considered additional paid-in




                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          capital.   The  value  of the stock  is  based  on  the
          trading price of approximately $0.30 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to Roger Paglia as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $75,000. Of the total received, $250 is the stated value of common stock and $74,750 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.30 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 200,000 shares of common stock to Benedict Paglia as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $60,000. Of the total received, $200 is the stated value of common stock and $59,800 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.30 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     In October 2001, 560,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 250,000 shares of common stock to Roger Paglia as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $150,000. Of the total received, $250 is the stated value of common stock and $149,750 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.31 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to Jon Janotta as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $150,000. Of the total received, $250 is the stated value of common stock and $149,750 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.31 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.


                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          The Company issued 5,000 shares of common stock to Randy Sain as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $3,000. Of the total received, $5 is the stated value of common stock and $2,995 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.60 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 5,000 shares of common stock to Nate Hasper as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $3,000. Of the total received, $5 is the stated value of common stock and $2,995 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.60 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to Brian Fitzgerald as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $17,500. Of the total received, $50 is the stated value of common stock and $17,450 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.35 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     On December 20, 2001, 50,000 shares of common stock were issued to an individual as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 50,000 shares of common stock to Bernie Grossman as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $21,000. Of the total received, $50 is the stated value of common stock and $20,950 is considered additional paid-in capital. The value of the stock is based on the trading price of approximately $0.42 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     Acquisitions

          The Company issued 1,200,000 shares of restricted common stock to Nexcode, Inc. as the purchase price for all Nexcode assets. The services are valued at $1,200. Of the total received, $1,200 is the stated value of common stock and $0 is considered additional paid-in capital. The shares shall subsequently be distributed to officers of Nexcode, Inc. as follows:

               Nana  Valley,  Chief  Executive  Officer,  400,000
               shares
               Ceasar Collazo, Chief Technology Officer, 400,000 shares
               Michael Brown, Chief Operating Officer, 400,000

          The Company issued 50,000 shares of restricted common stock to Christopher Laurance in exchange for a one-year consulting agreement to provide future services. The services are valued at $14,222. Of the total received, $50 is the stated value of common stock and $14,172 is considered additional paid-in capital. The value of the services is based on prior services provided by Christopher Laurance and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration process of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

NOTE 5- RELATED PARTY TRANSACTIONS

     The   president   of   the  company  received   $85,637   in
     compensation for services rendered for the nine months ended
     December 31, 2001 detailed as follows:

Expense          Amou
                 nt
Advertising      $
                 1,00
                 0
Administration
                 8,56
                 2
Architect
                 12,0
                 00
Professional
fees             42,0
                 75
Web design
                 22,0
                 00

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 6 - MATERIAL CONTRACTS/AGREEMENTS

     On July 30, 2001, the Company executed an asset purchase agreement with Matthews Affiliated Productions (Matthews) whereby the Company purchased all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. In addition the Company entered into an employment agreement with the current president of Matthews that was to include a base salary of $60,000 and stock options based upon the performance of Matthews with a maximum of 100,000 shares of $0.001 par value common stock.

     On  February  28, 2002 the Company agreed to  terminate  and rescind, effective as of December 31, 2001, the July 30, 2001, asset purchase agreement with Matthews. Since the date of acquisition, Mathews did not have significant operating activity. In addition, the assets being disposed are not significant to the total assets of the Company and as a result proforma information regarding such disposal is not being presented. The effects of the termination are presented as of the effective date of the termination and in the Company's financial statements as of and for the year ended December 31, 2001.

     On August 16, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. The only asset acquired was in process technology for the online broadcast of video. The 1,200,000 shares of common stock of the Company were issued to the current shareholders of Nexcode on a pro-rata basis. The Company entered into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of  100,000  shares  and a maximum of  1,000,000  shares  of
     $0.001 par value common stock of the Company. As of December 31, 2001, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company is engaged in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

    Name       Age        Position

Roger Paglia   48    President,
                     Treasurer      and
                     Director
Jon Jannotta   53    Executive     Vice
                     President
Benedict       58    Vice     President
Paglia               and Secretary

Our Company is led by Roger Paglia, Chairman of the Board of Directors, CEO and President. Mr. Paglia has over twenty-five experience as an entertainment industry executive, music publisher, and record producer. He holds a B.A. in Business Administration and Accounting from UCLA. Mr. Paglia has served as President of an international music publishing company and directed the record production activities at Lorimar. In addition, he has produced for other major record labels. Mr. Paglia founded PEC Services, which specialized in motion picture film distribution, post production services, and fulfillment services. PEC's clientele included all of the Walt Disney Companies, including Touchstone Pictures, Hollywood Pictures, Buena Vista Worldwide, Hollywood Records, Buena Vista Music Publishing, Aaron Spelling Productions, Sony/Tristar/Columbia Pictures as well as Lorimar, ABC, NBC, and numerous independent companies.

Mr. Paglia's experience is founded in the technical and creative aspects of the entertainment industry, but his expertise is in the marketing, logistics, and product acquisition/ development segments of the business.

Jon Jannotta has served as Executive Vice President of the Company. He has also been a principal and director of JON J. JANNOTTA ARCHITECTS-PLANNERS, INC. He has been a licensed General Contractor in the state of California for twenty years and a licensed Architect in the states of California and Nevada for twelve years. Mr. Jannotta holds a Bachelor of Architecture and a Masters Degree in Architecture and Urban Planning. Mr. Jannotta's experience not only includes the business of architecture, but he is also presently involved as a partner in two major shopping centers both as an architect and as a general partner in the development. Mr. Jannotta is also a partner in two Nevada multi-family projects in he which he has developed the project from the initial site identification and subsequent land acquisition, to the completed product development.

Mr. Jannotta's experience includes the practice of architecture, the knowledge of the construction industry, and the expertise of a developer, as well as general business administration. Mr. Jannotta has been in business since 1974 in the Southern California area and has done extensive work in the Las Vegas Metropolitan area since 1984.

Benedict Paglia has served as Vice President and Secretary of the Company since its inception. He also co-founded and currently serves as CEO of ALLIED SYSTEMS GROUP, a management, consulting, engineering, and design firm. The Company's services include logistics, consulting, engineering, facilities engineering, e-commerce and web site development. ALLIED SYSTEMS GROUP developed the "Virtual Consultant" and was the first to offer management consulting and logistics services via the Internet. He also co-founded and is a partner in DC Global Network (www.DCGlobalnet.com) an Internet based consultancy offering a full line of business consulting services providing business and operational solutions to distributors, retailers, and manufacturers around the globe. Mr. Benedict Paglia also has an extensive thirty five year background in the entertainment business, including the design, development and construction and operation of the "state of the art" live performance venues, as owner and/ or operator of nightclubs and discos in New York and Los Angeles. He has also performed promotion and production of live concerts featuring headline mainstream performers, as well as artist management and record production.
Directors

Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Family relationships

Roger Paglia and Benedict Paglia are brothers.
ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have not been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
                 --------------        --------------------------
                 --------------        --------------------------
                 --                    -----
   Name and      Yea  Sala Bon   Other Restr   Securi  LTIP   All
   Principal      r    ry   us   Annua icted    ties   Payo  Othe
   Position           ($)  ($)     l   Stock   Underl   uts    r
                                 Compe Award    ying    ($)  Comp
                                  n-   s ($)   Option         en-
                                 satio         s (#)         sati
                                 n ($)                        on
                                                              ($)

 Roger Paglia    200   0    0      0     0       0       0     0
 President and    1
   Director

 Jon Jannotta    200   0    0      0     0       0       0     0
 Executive VP     1

Benedict Paglia  200   0    0      0     0       0       0     0
    VP and        1
   Secretary

Board Compensation

Members   of   our  board  of  directors  do  not  receive   cash
compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

          Name and Address of     Amount and
                                    Nature
 Title      Beneficial Owner    of Beneficial     Percent of
  of                                Owner          Class(1)
 Class

Common   Roger Paglia,            2,125,000          22.3%
         President and
         Director(2)
Common   Jon Jannotta,            2,125,000          22.3%
         Executive VP(2)
Common   Benedict Paglia, VP       200,000           2.1%
         and Secretary (2)
Common   All directors and        4,425,000          46.4%
         named executive
         officers as a group
         (3 persons)

Common   Scott Bleazard            640,000           6.7%
Common   Stephen Brock             570,000           6.0%

1) Applicable percentages are based upon 9,536,750 shares of common stock outstanding as of December 31, 2001.

2)  The  address of officers and directors in the  table  is  c/o
Media  and Entertainment.com, Inc., 500 North Rainbow Blvd, Suite
300, Las Vegas, NV 89107.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president received $85,637 in compensation for services rendered for the year ended December 31, 2001 detailed as follows:

Expense          Amou
                 nt
Advertising      $
                 1,00
                 0
Administration
                 8,56
                 2
Architect
                 12,0
                 00
Professional
fees             42,0
                 75
Web design
                 22,0
                 00

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between MEDE and their other business interests. We have not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company filed a current report on Form 8-K In October 2001, and is incorporated herein by reference.
                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA AND ENTERTAINMENT.COM, INC.

Date:  April 15, 2002

By:  /s/ Roger Paglia
     Roger Paglia
     President and Director


In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

  Date        Position               Signature

          President     and
          Director
                            Roger Paglia

          Executive    Vice
          President
                            Jon Jannotta

          Vice    President
          and Secretary
                            Benedict Paglia



                        INDEX TO EXHIBITS

Exhibi Name and/or Identification of Exhibit
  t
Number
  3    Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the Company.*
          (b)  By-Laws of the Company.*
  10   Material Contracts
          (a)  Office Lease Agreement*
          (b)  Matthews Asset Purchase and Adoption Agreements**
          (c)  Redemption Agreement between the Registrant and
          Matthew Moghadasian, dated February 28, 2002***

*  Incorporated  by reference to the exhibits  to  the  Company's
General  Form  For Registration Of Securities Of  Small  Business
Issuers on Form 10-SB, previously filed with the Commission.

**  Incorporated  by reference to the exhibits to  the  Company's
General  Form  For Registration Of Securities Of  Small  Business
Issuers on Form 8-K, previously filed with the Commission.

***  Incorporated by reference to the exhibits to  the  Company's
General  Form  For Registration Of Securities Of  Small  Business
Issuers on Form 10-QSB, previously filed with the Commission.