Form 10QSB/A
period 2001-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-05-15
CIK 1120411

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB/A #5

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
                     Commission File Number: 000-32231

                     Media and Entertainment.com, Inc.

          (Exact name of registrant as specified in its charter)


            Nevada                          52-2236253
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


500 North Rainbow Blvd., Suite 300          89107
(Address of principal executive          (Zip Code)
           offices)


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



PAGE-1-



                     MEDIA AND ENTERTAINMENT.COM, INC.
                       (A Development Stage Company)


                         Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Independent Accountant's Review Report              5
  Balance Sheet                                       6
  Statement of Operations                             7
  Statement of Cash Flows                             8
  Notes to Financial Statements                       9

Item 2. Management's Discussion and Plan of Operation

PART II - OTHER INFORMATION

Item 5. Other Information

   Acquisition of Assets
   Financial Statements

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES






PAGE-2-







                     Media and Entertainment.com, Inc.
                       (A Development Stage Company)

                               Balance Sheet
                                   as of
                            September 30, 2001
                                    and
                             December 31, 2000

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










PAGE-4-



G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                702.528.1984
                                                425.928.2877 (efax)




                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Media and Entertainment.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the Balance Sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period April 27, 2000 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

November 14, 2001





PAGE-5-F1



                      PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
                               Balance Sheet


                                         (unaudited)
                                          September
                                             30,       December 31,
                                            2001           2000

Assets

Current assets:
Cash                                         $ 37,406    $ 106,946
Marketable securities                           9,263       11,085
Loan receivable - related party                     -        4,300
Accounts receivable                            37,060       11,164
Deposits                                        3,173            -
Total current assets                           86,902      133,495

Fixed assets, net                               2,518        4,350

                                             $ 89,420    $ 137,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                             $ 11,867     $ 10,000
Payroll liabilities                               131            -
Wages payable                                  29,500            -
Loan payable - officer, director &             44,500            -
shareholder
Total current liabilities                      85,998       10,000

Stockholders' Equity:
     Preferred stock, $0.001 par value,
5,000,000
        shares authorized, zero shares
issued and
        outstanding
-            -
     Common stock, $0.001 par value,
20,000,000 shares
        authorized, 8,974,750 and
4,949,750 shares issued and
        outstanding at 9/30/01 and
12/31/00, respectively                          8,975        4,950
     Additional paid-in capital             1,429,779      173,525
     Subscriptions receivable                 (59,747)           -
     Deferred compensation                   (674,664)           -
    (Deficit) accumulated during             (700,921)     (50,630)
development stage

Total stockholders equity                       3,422      127,845


                                             $ 89,420    $ 137,845




The accompanying Notes are an integral part of these financial statements.



PAGE-6-F2



                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
                          Statement of Operations
                                (unaudited)
For the Three Months and Nine Months Ending September 30, 2001 and 2000 and For the Period April 27, 2000 (Inception) to September 30, 2001



                                                           April 27, 2000
                                                            (inception)
                                                                 to
                                                              September
                                                                 30,
                                                                2001
                          Three Months     Nine Months
                             Ending           Ending
                         September 30,    September 30,

                           2001     2000     2001    2000
                        -------   ------   ------   -----     ---------
-------

Revenue                 $65,529       $-  $65,529      $-      $65,529

Cost of goods sold       27,532        -   27,532       -       27,532

Gross profit             37,997        -   37,997       -       37,997

 Expenses:
     General and        107,169   46,282  174,063  52,994      237,288
 administrative expenses
     Research and       401,589        -  401,589       -      401,589
Development expense
     General and         31,312        -   67,813       -       99,125
 administrative expenses
      - related party
     Depreciation           916        -      916       -          916
          Total         540,986   46,282  644,381  52,994      738,918
 expenses




Net (loss) $(502,989) $(46,282) $(606,384) $(52,994) $(700,921)

Weighted average number
of
common shares 5,844,315 3,804,266 5,844,315 3,583,284 4,705,022 outstanding

Net (loss) per share $ $ $ $ $
(0.09) - (0.10) - (0.15)

The accompanying Notes are an integral part of these financial statements.



PAGE-7-F3



                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)
For the Nine Months Ending September 30, 2001 and 2000 and For the Period April 27, 2000 (Inception) to September 30, 2001



                                                          April
                                                        27, 2000
                                  Nine Months Ending   (Inception)
                                     September 30,         to
                                                        September
                                                           30,
                                    2001       2000
2001
Cash flows from operating         --------   ---------  ----------
activities
Net (loss)                       $(606,384)   $(52,994)  $(700,921)

Depreciation                           916           -         916
Stock issued for services           76,611           -      76,611
Stock based research and
Development expenses               401,589           -     401,589
Adjustments to reconcile net
(loss)
to net cash (used) by
operations:
Decrease in accounts receivable     3,414            -       3,414

Increase (decrease) in accounts payable (2,000) 45,000       8,000
Increase (decrease) in payroll      (4,891)          -      (4,891)
liabilities
Increase in wages payable           29,500           -      29,500
Increase in loan from related       44,500           -      44,500
party
Net cash (used) by operating       (56,745)    (7,994)    (141,282)
activities


Cash flows from financing
activities
Cash received in acquisition            76          -           76
Advances to shareholders, net      (30,265)         -      (30,265)
Issuance of common stock                 -      4,950        4,950
     Additional paid-in capital          -    173,525      173,525
Net cash provided by financing     (30,189)   178,475      148,286
activities

Net (decrease) increase in cash    (86,934)   170,481        7,004

Cash - beginning                   124,340          -       30,402
Cash - ending                      $37,406   $170,481      $37,406


Supplemental disclosure:
     Interest paid                       $          $            $
                                         -          -            -
     Income taxes paid                   $          $            $
                                         -          -            -





Non-cash transactions:
Number of shares issued in asset acquisition    1,300,000      -   1,300,000
Number of shares issued for services            2,725,000      -   2,725,000

The accompanying Notes are an integral part of these financial statements.



PAGE-8-F4



                     Media and Entertainment.com, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1 - Basis of presentation and Significant Accounting Policies

The interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB annual report and the Form 8-K current report filed in connection with the business combination with Matthews Affiliated Productions. The Company follows the same accounting policies in the preparation of interim reports.

Revenue Recognition

Revenues are recognized as services are provided

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized revenue in the amount of $65,529 to date and has accumulated operating losses of approximately $700,921 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Stockholders' equity

Stock issued for services

During the nine months ended September 30, 2001, the Company engaged various consultants, employees and officers to provide management services to the Company as needed. Pursuant to terms of these agreements, the Company issued shares of its common stock as follows:

     During the three months ended June 30, 2001, the Company issued 455,000 shares of the common stock, to consultants, having a market value of approximately $129,675 (based on the trading price of $0.29 per share at issuance). This amount is being amortized over 12 months, the life of the agreements. Amounts included in expense were $32,418 and $43,224 for the three months and nine months ended September 30, 2001, respectively. At September 30, 2001, the unamortized amount of $86,451 was included in the accompanying balance sheet as "Deferred compensation."

     During the three months ended September 30, 2001, the Company issued 2,270,000 shares of the common stock, to consultants, employees and officers, having a market value of approximately $621,600 (based on trading prices of between $0.25 and $0.30 of the shares at issuances). This amount is being amortized over 12 to 36 months, the lives of the agreements. Amounts included in expense were $33,387 for the three months and nine months ended September 30, 2001, respectively. At September 30, 2001, the unamortized amount of $588,213 was included in the accompanying balance sheet as "Deferred compensation."

Stock based acquisitions/dispositions

Matthews

On February 28, 2002 the Company agreed to terminate and rescind, effective December 31, 2001, the July 30, 2001 asset purchase agreement with Matthews Affiliated Productions ("Matthews") whereby the Company purchased all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. The termination is effective on December 31, 2001. Since the date of the acquisition, Matthews did not have significant operating activity. In addition, the assets being disposed are not significant to the total assets of the Company and as a result pro forma information regarding such disposal is not being presented. The effects of the termination will be presented as of the effective date of the termination and in the Company's financial statements as of and for the year ended December 31, 2001.

The Company accounted for the acquisition of the assets as a business combination. Prior to the acquisition, Matthews had generated approximately $170,000 in revenues resulting in net income of approximately $50,000. The purchase price approximated the fair market value of the assets acquired. As a result no amounts were assigned to goodwill or other intangibles. The operations attributable to Matthew's business have been included in the accompanying financial statements for the period July 31, 2001 through September 30, 2001.

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

The Company accounted for the acquisition of the assets as a business combination. Prior to the acquisition, Nexcode had generated no revenue and approximately $4,000 in expenses. The only asset acquired was in process technology for the online broadcast of video. As a result, the difference between the purchase price and the fair market value of the assets acquired was expensed as research and development. The operations attributable to Nexcode's business have been included in accompanying financial statements for the period August 9, 2001 through September 30, 2001.

The Company entered into employment agreement with each of the 3 current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the Company. As of September 30, 2001, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company will also engage in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.


There have been no other issuances of common or preferred stock during the nine month period ended September 30, 2001.



PAGE-9-F5



                     Media and Entertainment.com, Inc.
                       (A Development Stage Company)
                                   Notes

Note 4 - Other Related party transactions

The president of the company received $67,813 in compensation for services rendered for the nine months ended September 30, 2001 detailed as follows:


Expense             Amount
---------------------------
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

Note 6 - Other Subsequent events

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

Revenue recognition

Revenues are recognized as services are provided.

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



/S/ G. Brad Beckstead, CPA
---------------------------
G. Brad Beckstead, CPA



PAGE-17-ex(a)(b)-1



                           Nexcode, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                             June      December,
                                               30,        31,
                                              2001       2000
                                            --------   --------
Assets

Current assets                                $-          $-

Liabilities and Stockholders' Equity

Current liabilities                             -          -

Stockholders' (deficit):
     Common stock, $0.01 par value,         4,500          -
1,000,000 shares
        authorized, 450,000 and no
shares issued and
        outstanding at 6/30/01 and
12/31/00, respectively
     Additional paid-in capital             3,980          -
     Subscription receivable               (4,500)         -
     Deficit accumulated during            (3,980)         -
development stage
                                           (3,980)         -

                                               $-         $-





The accompanying Notes are an integral part of these financial statements.



PAGE-18-ex(a)(b)-2



                               Nexcode, Inc.
                       (a Development Stage Company)
                          Statement of Operations


                                For the   December 12,     December 12,
                              six month      2000             2000
                                Period    (inception)      (inception)
                                 ended         to              to
                                  June     December 31,     June 30,
                                   30,
                                   2001       2000            2001
                              ---------   ----------        ---------

Revenue                              $-           $-           $-
Cost of goods sold                    -            -            -

Gross profit                          -            -            -

Expenses:
     General and                  3,980            -        3,980
administrative expenses
          Total expenses          3,980            -        3,980
Net (loss)                      $(3,980)          $-      $(3,980)

Weighted average number of
     common shares               450,000           -      450,000
outstanding

Net (loss) per share              $(0.01)         $-      $(0.01)




The accompanying Notes are an integral part of these financial statements.



PAGE-19-ex(a)(b)-3



                               Nexcode, Inc.
                       (a Development Stage Company)
               Statement of Changes in Stockholders' Equity

               Common Stock   Subscri  Additiona  Deficit Accumulated Total
               ------------   ptions   l paid-in  During Development  Stock
                              Receiva  Capital    Stage               holders'
               Shares  Amount ble                                     Equity
          --------------------------------------------------------------------

Net (loss)
December 12,
2000               -     $ -   $ -       $ -          $ -              $ -
(inception)to
December 31,       -     $ -   $ -       $ -          $ -              $ -
2000

Balance,           -     $ -   $ -       $ -          $ -              $ -
12/31/00  --------------------------------------------------------------------

March 2001
Founder      450,000  $4,500 $(4,500)    $ -          $ -              $ 0
Shares


June 2001
Expenses Paid      -       -     -     3,980            -            3,980
by founders

Net (loss)
January 1,
2001 to
June 30,           -       -     -         -       (3,980)          (3,980)
2001




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



PAGE-25-ex(a)(b)-9



Item 5. Exhibit (b)(b)

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs Las Vegas, NV 89119 702.257.1984 702.362.0540 (fax)

                 UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Unaudited Pro Forma Financial Information reflects financial information, which gives effect to the acquisition of all of the assets of Nexcode, Inc. (a California Corporation), effective August 9, 2001, in exchange for 1,200,000 shares of common stock (with a fair market value of approximately $406,000, based on the trading price of approximately $0.34 per share at issuance) of Media and Entertainment.com, Inc. (a Nevada Corporation).

The Pro Forma Statements included herein reflect the use of the purchase method of accounting for the above transaction. The acquisition of the assets of Nexcode, Inc. (a California Corporation), which closed on August 16, 2001 was accounted for as a business combination. Such financial information has been prepared from, and should be read in conjunction with, the historical financial statements and notes thereto of Nexcode, Inc. (a California Corporation) and Media and Entertainment.com, Inc. (a Nevada Corporation) included in this filing.

The Pro Forma Balance Sheet gives effect to the transaction as if it had occurred on June 30, 2001. The Pro Forma Statement of Operations gives effect to the transaction as if it had occurred at the beginning of the earliest period presented, combining the results of the Media and Entertainment.com, Inc. (a Nevada Corporation) for the six-month period ended June 30, 2001 and Nexcode, Inc. (a California Corporation).



PAGE-26-ex(b)(b)-1



                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
                     Unaudited Pro-Forma Balance Sheet
                               June 30, 2001


                                        Media and
                            Nexcode,    Entertainm           Pro-
                              Inc.       ent.com             forma
                           (California   (Nevada    Adjustm  balance
                             Corp.)       Corp.)    ents
Assets

Current assets:
  Cash & equivalents              $-       $1,349      $-     $1,349
    Total current assets           -        1,349       -      1,349


Liabilities and
Stockholders' Equity

Current liabilities:
  Accounts payable                $-      $10,000      $-    $10,000
    Total current                  -       10,000       -     10,000
liabilities

Stockholders' equity:
  Common stock, $0.001         4,500        5,405  (3,300)     6,605
par value,
    20,000,000 shares
authorized, 8,974,750
    shares issued and
outstanding as of
    6/30/01
  Preferred stock, $0.001          -            -       -         -
par value, 5,000,000
    shares authorized,
no shares issued and
    outstanding
  Additional paid-in           3,980      301,745 401,620   707,345
capital
  Subscriptions               (4,500)    (117,869)  4,500  (117,869)
receivable
  Retained earnings           (3,980)    (197,932)(402,820) (604,732)

                                   -       (8,651)       -   (8,651)


                                   -        1,349        -    1,349




The accompanying notes are an integral part of these financial statements.



PAGE-27-ex(b)(b)-2



                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
Unaudited Pro-Forma Statement of Operations For the Six Months Ended June
30, 2001


                                         Media and
                             Nexcode,    Entertainm            Pro-
                               Inc.       ent.com              forma
                            (California   (Nevada    Adjustm   balance
                               Corp.)       Corp.)   ents

Revenue                            $-           $-     $-        $-

Cost of goods sold                  -            -      -         -

Gross Profit                        -            -      -         -

Expenses:
  General &                     3,980       66,894      -    70,874
administrative expenses
Research and development            -            -  402,820  402,820
  General &                         -       36,501      -    36,501
administrative expenses -
related party
  Depreciation                      -            -      -         -
    Total expenses              3,980      103,395  402,820  510,195

Net (loss)                    $(3,980)   $(103,395)$(402,820)$(510,195)


Weighted average number
of
  Common shares             1,200,000    4,949,750      -  6,149,750
outstanding

Net (loss) per share           $(0.00)     $(0.02)     $-     $(0.08)




The accompanying notes are an integral part of these financial statements.



PAGE-28-ex(b)(b)-3



                     Media and Entertainment.com, Inc.
                       (a Development Stage Company)
                                   Notes

Note 1
On August 9, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. The 1,200,000 shares of common stock of the Company (with a fair market value of approximately $406,000, based on the trading price of approximately $0.34 per share at issuance) were issued to the current shareholders of Nexcode on a pro-rata basis. Because the acquisition was accounted for as a business combination and the only asset acquired was in process technology for the online broadcast of video the difference between the purchase price and the fair market value of the assets acquired was expensed as research and development.
PAGE-29-ex(b)(b)-4










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