Form 10QSB
period 2002-03-31
MEDIA & ENTERTAINMENT COM INC
filed 2002-05-20
CIK 1120411

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number: 000-32231
                Media and Entertainment.com, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          52-2236253
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow Blvd., Suite 300               89107
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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of March 31, 2002, there are 9,657,719 shares issued and outstanding.



PAGE-1-



                 MEDIA AND ENTERTAINMENT.COM, INC.



                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          3

Balance Sheets                                                  4

Statement of Operations and Accumulated Deficit                 5

Statement of Changes in Stockholders' Equity (Deficit)          6

Statements of Cash Flows                                        7

Notes to Financial Statements                                  8-17

Item 2. Management's Discussion and Plan of Operation           18

PART II - OTHER INFORMATION

Item 6. Exhibits                                                21

SIGNATURES                                                      20






PAGE-2-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheet of Media and Entertainment.com, Inc. as of March 31, 2002, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the three months ended March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc. The financial statements of Media and Entertainment.com, Inc. as of March 31, 2001, were reviewed by other accountants, whose report dated May 4, 2001 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do no include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                              /s/ Chavez & Koch, CPA's, Ltd.
                              Chavez & Koch, CPA's, Ltd.
May 15, 2002
Henderson, Nevada



PAGE-3-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS
              AS OF MARCH 31, 2002 AND MARCH 31, 2001

                                    03/31/2002  03/31/2001
                                   -----------------------
              ASSETS
ASSETS:

Current Assets:
Cash                                   $7,262     $40,690
Deposits                                  710           -
                                   -----------------------
Total current assets                    7,972      40,690

Fixed assets:
Equipment                               9,555           -
Accumulated depreciation               (1,370)          -
                                   -----------------------
Total fixed assets                      8,185           -

Other assets:
Loan receivable - officer,             10,050           -
director & shareholder
Loan receivable - related party        40,000           -
                                   -----------------------
Total other assets                     50,050           -
                                   -----------------------
TOTAL ASSETS                          $66,207     $40,690
                                   =======================

  LIABILITIES AND STOCKHOLDERS'
              EQUITY
LIABILITIES:

Current liabilities:
Accounts payable                      $15,934     $10,000
Loan payable - officer, director &    187,106           -
shareholder                        -----------------------
Total current liabilities             203,040      10,000
                                   -----------------------

TOTAL LIABILITIES                     203,040      10,000
                                   -----------------------

Stockholders' equity:
Preferred stock, $0.001 par value
5,000,000 shares
authorized, zero shares issued and
outstanding at
03/31/02 and 03/31/01,                     -            -
respectively
Common stock, $0.001 par value,
20,000,000 shares
authorized, 9,657,719 and
4,949,750 shares issued and
outstanding at 03/31/02 and            9,657        4,950
03/31/01, respectively
Additional paid in capital         1,588,807      173,525
Deferred compensation               (606,931)           -
(Deficit) accumulated during      (1,128,366)    (147,785)
development stage                  -----------------------
Total stockholders' equity          (136,833)      30,690
                                   -----------------------
TOTAL LIABILITIES AND               $ 66,207     $ 40,690
STOCKHOLDERS' EQUITY               =======================

 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-4-F1



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                        03/31/2002  03/31/2001
                                       -----------------------

Revenues                                      $-        $-
Cost of goods sold                             -         -
Gross profit                                   -         -

EXPENSES:
General and administrative expenses      (153,144)  (53,248)
General and administrative expenses -       (500)        -
related party
Research and development expenses        (48,421)        -
Depreciation                                (471)        -
                                       -----------------------
Total expenses                          (202,536)  (53,248)
                                       -----------------------

Income (loss) from operations           (202,536)  (53,248)
                                       -----------------------

OTHER INCOME (EXPENSES):
Interest expense                               -       -
                                       -----------------------
Total other income (loss)                      -       -
                                       -----------------------
Net income (loss)                       (202,536)  (53,248)


ACCUMULATED DEFICIT, beginning of       (925,830)   93,938
period                                 -----------------------

ACCUMULATED DEFICIT, end of period    $(1,128,366)  $40,690
                                       =======================

Weighted average number of shares       9,554,420  4,949,750
outstanding                            =======================

Net income (loss) per share               $(0.02)    $(0.01)
                                       =======================


 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and Accumulated Deficit.




PAGE-5-F2



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FROM INCEPTION TO MARCH 31, 2002

                                   Add'l   Donated  Accumula    Total
                                   Paid    Capital    ted     Stockhol
                                    In     /Stock   Deficit     ders'
                                  Capital  Subscri    Dev.     Equity
                                           ptions    Stage
                  Shares    Value
                  ------    -----  ------  -------  -------    ---------

Issued for cash
August 31, 2000  3,250,00  $3,250  $5,250    $-       $-       $8,500


Issued for cash
November 10,     1,699,750  1,700  168,275    -        -      169,975
2000

Accumulated
deficit
December 31,             -      -       -     -  (94,537)    (94,537)
2000            ----------------------------------------------------------

Balance at      4,949,750   4,950  174,825    -  (94,537)     85,238
December 31,    ----------------------------------------------------------
2000

Issued for
services
June 1, 2001       52,000      52    5,148  (5,200)     -        -
June 7, 2001      455,000     455  129,220 (129,675)    -        -
July 31, 2001     200,000     200   59,800 (60,000)     -        -
August 1, 2001    100,000     100   29,900 (30,000)     -        -
August 8, 2001    100,000     100   29,900 (30,000)     -        -
August 20, 2001   500,000     500  124,500 (125,000)    -        -
August 23, 2001   200,000     200   49,800 (50,000)     -        -
September 5,       50,000      50   14,172 (14,222)     -        -
2001
September 11,     200,000     200   56,692 (56,892)     -        -
2001
October 15, 2001   50,000      50   17,450 (17,500)     -        -

December 20,       50,000      50   20,950 (21,000)     -        -
2001

Issued for stock
awards
July 31, 2001     920,000     920  275,080 (276,000)


Nexcode
acquisition
August 6, 2001   1,200,000  1,200  404,800       -      -    406,000

Issued for stock
awards
October 5, 2001   500,000     500  154,500 (155,000)    -        -

Issued for stock
awards
October 25, 2001   10,000      10   5,900   (6,000)     -        -

Future services
recevied
December 31,            -       -       -   235,769     -    235,769
2001

Net income
(loss)
December 31,            -       -       -       -  (831,293) (831,293)
2001           -----------------------------------------------------------

Balance at      9,536,750   9,537 $1,551,427 (740,720) (925,830) (105,586)
December 31,
2001

Issued for cash
March 31, 2002    120,969    120    37,380      -      -      37,500

Future services
received
March 31, 2002          -      -        -  133,789     -     133,789

Net income
(loss)
March 31, 2002          -      -        -       -  (202,536) (202,536)
                 ---------------------------------------------------------
Balance at      9,657,719 $9,657 $1,588,807 $(606,931) $(1,128,366) $(136,833)
March 31, 2002   =============================================================


 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.



PAGE-6-F3



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                    03/31/2002  03/31/2001
                                   -------------------------
    CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net (loss)                      $(202,536)  $(53,248)
    Depreciation                          471       -
    Adjustment to reconcile net
    (loss) to net cash
    (used) by operations:
    Stock based compensation          133,789       -
    Increase (decrease) in              8,096       -
    accounts payable               -------------------------
    Net cash (used) by operating      (60,180)  (53,248)
    activities                     -------------------------

    CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Purchase of fixed assets                -       -
    Loan to officer, director &       (10,050)      -
    shareholder                    -------------------------
    Net cash used by investing        (10,050)      -
    activities                     -------------------------

    CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Issuance of common stock              120       -
    Increase in additional paid in     37,380       -
    capital
    Loans from shareholders            39,395       -
                                   -------------------------
    Net cash provided by financing     76,895       -
    activities                     -------------------------

    NET INCREASE (DEACREASE) IN         6,665  (53,248)
    CASH

    CASH, BEGINNING OF PERIOD             597   93,938
                                   -------------------------
    CASH, END OF PERIOD              $7,262    $40,690



    SUPPLEMENTAL INFORMATION:
    Interest paid                        $-       $-
                                   =========================
    Income taxes paid                    $-       $-
                                   =========================

 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.



PAGE-7-F4



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 1 - ORGANIZATION AND PURPOSE

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions, which are discussed in detail in Note 4.

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

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income for that period is computed by dividing the weighted average number of common shares outstanding during the period to arrive at earnings per share.



PAGE-8-F5



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                 Vehicles                     5  Years
                 Office Equipment             5  Years
                 Office Furniture & Fixtures  7 Years

     Depreciation expense for the quarter ended March 31, 2002 and March 31, 2001 was $471 and $0, respectively.

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

     Advertising

     Advertising costs are to be expensed when incurred. Total advertising for the period ended March 31, 2002 was $0.

     Revenue Recognition

     The company is in the process of developing and implementing accrual based revenue recognition policies.


NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As



PAGE-9-F6



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

NOTE 3 - GOING CONCERN (CONTINUED)

     of March 31, 2002, the Company had recognized no revenue to date and had accumulated operating losses of approximately $1,129,666 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

     May 3, 2000 - The Company issued 3,250,000 shares to the two company founders as follows:

          The Company issued to a founder 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250.

          The Company issued to another founder 1,625,000 shares of $0.001 par value common stock in exchange for cash in the amount of $4,250.

     All of these shares were issued in accordance with Section
     4(2) of the Securities Act of 1933.

     November 7, 2000 - The Company closed its offering pursuant to Rule 504, Regulation D, under the Securities Act of 1933, as amended, whereby it sold a total of 1,699,750 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, all shares were issued in exchange for cash in the amount of $169,975, before offering costs in the amount of $1,300. Of the total cash received, $1,700 is the stated value of common stock and $168,275 is considered additional paid-in capital. The Company sold all 1,699,750 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers or directors.

     On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for future services. The value of services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares.



PAGE-10-F7



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          The Company issued 245,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $69,825. Shares were issued under Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

          The Company issued 210,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $59,850. Shares were issued under Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

     March 15, 2002 - The Company issued 120,969 shares to three individuals as follows:

          The Company issued each individual 40,323 shares of $0.001 par value common stock in exchange for cash in the amount of $12,500.

     All of these shares were issued in accordance with Section
4(2) of the Securities Act of 1933.

     Deferred Compensation

     On June 1, 2001, 52,000 shares of common stock were issued to
     two individuals in exchange for future services.   The value
     of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares.

          The Company issued 28,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $2,800. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 24,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $2,400. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.

     On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares.



PAGE-11-F8



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          The  Company issued 245,000 shares of common stock to  an
          individual   in   exchange  for  a  one-year   management
          consulting agreement. The management consulting services are valued at $69,825. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 210,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $59,850. Shares were issued under Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

     On July 31, 2001, 200,000 shares of common stock were issued to three individuals and one organization in exchange for
     future services.   The value of the services is based on prior
     services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares, as follows:

          The Company issued 50,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to an organization in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $15,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     In August 2001, 400,000 shares of common stock were issued to two individuals and one organization in exchange for future services. The value of the services is based on prior



PAGE-12-F9



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares, as follows:

          The Company issued 100,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services
          are valued at $30,000.    Shares were issued under an
          exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to another individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $30,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 200,000 shares of common stock to an organization in exchange for a six-month management consulting agreement. The management consulting services are valued at $50,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     In September 2001, 750,000 shares of common stock were issued to three individuals and one organization in exchange for future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares, as follows:

          The Company issued 500,000 shares of common stock to an organization in exchange for a one-year management consulting agreement. The management consulting services are valued at $125,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $14,222. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446. Shares were issued under an exemption from the registration



PAGE-13-F10



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to an individual in exchange for a one-year management consulting agreement. The management consulting services are valued at $28,446. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     Stock Based Award Agreements

     On July 31, 2001, 920,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 120,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $36,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 100,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $30,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $75,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $75,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 200,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $60,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.



PAGE-14-F11



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     In October 2001, 560,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 250,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $150,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $150,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 5,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $3,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 5,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $3,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 50,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $17,500. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     On December 20, 2001, 50,000 shares of common stock were issued to an individual as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 50,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $21,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.



PAGE-15-F12



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

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

               Nana Valley, Chief Executive Officer, 400,000 shares Ceasar Collazo, Chief Technology Officer, 400,000 shares
               Michael Brown, Chief Operating Officer, 400,000 shares


NOTE 5 - RELATED PARTY TRANSACTIONS

     The president of the company received $10,050 as a loan.
     Repayment terms of the debt have not been defined as of March
     31, 2002.

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

     On February 28, 2002 the Company agreed to terminate and rescind, effective as of December 31, 2002, the July 30, 2001, asset purchase agreement with Matthews. Since the date of acquisition, Matthews did not have significant operating activity. In addition, the assets being disposed are not significant to the total assets of the Company and as a result proforma information regarding such disposal is not being presented. The effects of the termination are presented as of the effective date of the termination and in the Company's financial statements as of and for the year ended December 31, 2001.

     On August 16, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares



PAGE-16-F13



                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

NOTE 6 - MATERIAL CONTRACTS/AGREEMENTS (CONTINUED)

     of $0.001 par value common stock of the Company. The only asset acquired was in process technology for the online broadcast of video. The 1,200,000 shares of common stock of the Company were issued to the current shareholders of Nexcode on a pro-rata basis. The Company entered into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the Company. As of March 31, 2002, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company is engaged in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.

NOTE 7 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

     In August 2001, the Financial Accounting Standards Board released SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

     In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has not effect on the financial statements when adopted.





PAGE-17-F14



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

     Our goal is to create a seamless system of advertising, marketing and distribution that our customers (primarily production and publishing companies) will find easy to use and Internet surfers will find simple to access. This goal is apparently within reach with our current prototype plan. However, at this time, we are still in the process of finalizing specific features and contracting with software vendors to undertake the programming work.

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

Results of Operations

     For the quarter ended March 31, 2002, we incurred a net loss of $202,536 on zero revenues. Total expenses, comprised primarily of general and administrative expenses, as well as research and development expenses, were $202,536 during the period ended March 31, 2002, compared to $53,248 for the year ago period. We expect these expenses to increase as we implement our business plan and begin our planned principal operations.

     On February 28, 2002 we terminated and rescinded the July 30, 2001, asset purchase agreement with Matthews. Since the date of acquisition, Matthews did not have significant operating activity. In addition, the assets being disposed are not significant to our total assets.

Liquidity

     For  the  three months ended March 31, 2002, we experienced  a net increase in cash of $6,665. Our management anticipates that we will experience future negative cash flows forat least approximately the next six to nine months. We do not believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2002. Our ability to continue as a going concern is dependent on our ability to obtain additional equity and/or debt financing to fund our operations, as well as to
generating  revenues from sales of our products and  services.   In
the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.



PAGE-18-



     Our management believes that our cash on hand as of March 31, 2002, will only carry us through the next six months. We will need at least $250,000 to continue operations through the fiscal year ended December 31, 2002. Further, in order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

     Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report dated May 15, 2002, that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.

Continuing Operations

     Our priorities for the next 12 months of operations are to continue to develop and subsequently market our products and services to establish our business in the advertising software industry. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. We may hire additional salespeople in the near future. We expect these salespeople to receive compensation in the form of commissions only, with no salary, to minimize the operating capital requirements of the Company. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business. At this time, however, we have no immediate plan to hire any salaried or hourly employees.

     We cannot assure you that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. If we require more capital, we may be required to raise additional capital via a public or private offering of equity or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.






PAGE-19-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  10   Material Contracts
          (a) Matthews Asset Purchase and Adoption Agreements**
          (b) Redemption Agreement between the Registrant and
          Matthew Moghadasian, dated February 28, 2002***

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

** Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 8-K, previously filed with the Commission.

*** Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-QSB, previously filed with the Commission.








PAGE-20-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                Media and Entertainment.com, Inc.
                          (Registrant)

By: /s/ Roger Paglia
Roger Paglia
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                      Date

  /s/ Roger Paglia       Principal Executive           May 15, 2002
    Roger Paglia         Officer, Preident and
                         Director

  /s/ Jon Jannotta       Executive Vice                May 15, 2002
      Jon Jannotta       President


/s/ Benedict Paglia      Principal Financial
                         Officer, Vice-President,       May 15, 2002
    Benedict Paglia      and Secretary








PAGE-21-