Form 10KSB/A
period 2001-12-31
MEDIA & ENTERTAINMENT COM INC
filed 2002-06-14
CIK 1120411

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



PAGE-1-



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



PAGE-2-



Media and Entertainment.com, Inc. is engaged in the communications and technology sector for the global market. Media and Entertainment.com Inc. has developed a proprietary technology called NetDVD, which allows Internet users to view all types of video online in a full screen format, with the same high speeds and quality as television, without the need for extra hardware, plug-ins or high-speed connections.

Media and Entertainment.com Inc. intends to be a global provider of software products and services for Internet media delivery. We are engaged in the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. The Company is the creator of streaming media systems such as our NetDVD lineup, starting with "NetDVD StreamShare Basic", NetDVD StreamShare Software, NetDVD StreamShare Business Software, the software that has the ability to stream digital data to PDA's and mobile telephones.

We have harnessed the latest digital streaming technology far more efficiently and effectively than ever before. This advancement is expected to allow us to introduce proprietary software and compression to the global market. Our services utilizing the latest in digital and streaming technology should lead to more efficient and effective dissemination of traditional "cinema" advertising materials. An advantage of using movie and video clips on the Internet is that the client is not restricted by 60 seconds - the typical length of a television commercial or a theater preview for a film. We believe that excerpting video and audio productions in interactive, real time vignettes for the business-to-business and consumer target audiences will enhance ticket sales and the sale of ancillary merchandising products.

Media and Entertainment.com Inc. with its Nexcode technologies is constantly expanding to better serve the needs of its communications and technology global markets. We expect to achieve growth through introducing our software of the NetDVD lineup. Through our current technology, we will also deliver "wireless digital streaming" to PDA's and cellular telephones.

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

(3)  Industry Background and Current Status

The entertainment industry has traditionally functioned in a "hills-and-valleys" cycle of production. The "hills" occur when films debut - following the "valleys" that occur while films are in production. Given such cycle, in-house operation of promotional utilities such as Internet websites may be inefficient. This problem is aggravated by an increasing number of new entertainment alternatives - the returns on movie- promotion efforts are declining as people are attracted away from movies. In this environment there is a profit potential in a) developing more efficient means of enrolling the entertainment consumer, b) developing new means of delivering the entertainment, and
c) developing new entertainment products.

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



PAGE-3-



(4)  Regulation

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

(5)  Effect of Existing or Probable Government Regulations

Although we plan on obtaining all required federal and state permits, licenses, there can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(6)  Research and Development Activities

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

(7)  Employees

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



PAGE-4-



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

On November 7, 2000 we sold a total of 1,699,750 shares of our $0.001 par value common stock at $0.10 per share to outside investors pursuant to Rule 504 of Regulation D, under the Securities Act of 1933, as amended. Of the total number of shares, all shares were issued in exchange for cash in the amount of $169,975, net of offering costs in the amount of $1,300. We sold all 1,699,750 shares of common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for future services. 28,000 shares of common stock were issued to Ted D. Campbell in exchange for a one- year management consulting agreement, valued at $2,800. 24,000 shares of common stock were issued to Frank Danesi, Jr. in exchange for a one-year management consulting agreement. The management consulting services are valued at $2,400. The value of the services is based on prior services provided by both Ted D. Campbell and Frank Danesi, Jr. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933, respectively.

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

The value of the services is based on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933.

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



PAGE-5-



The value of the services is based on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933.

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

The value of the services is based the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933.

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

All shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4
(2) of the Securities Act of 1933, respectively.

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



PAGE-6-



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

The above listed shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933.

On December 20, 2001, 50,000 shares of common stock were issued to an individual as part of our 2001 Stock Option and Incentive Plan to Bernie Grossman as a matter of separate inducement and agreement in connection with his employment with or service to us. The shares are valued at $21,000. The value of the stock is based on the trading price of approximately $0.42 per share at issuance. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 under Section 4 (2) of the Securities Act of 1933.

We issued 1,200,000 shares of restricted common stock to Nexcode, Inc. as the purchase price for all Nexcode assets. The services are valued at $1,200. Of the total received, $1,200 is considered common stock and $0 is considered additional paid-in capital. The shares were distributed to officers of Nexcode, Inc. as follows:

  1.   Nana Valley, Chief Executive Officer, 400,000 shares

  2.   Ceasar Collazo, Chief Technology Officer, 400,000 shares

  3.   Michael Brown, Chief Operating Officer, 400,000

We issued 50,000 shares of restricted common stock to Christopher Laurance in exchange for a one-year consulting agreement to provide future services. The services are valued at $14,222. The value of the services is based on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the representation of provisions of Section 5 of the Securities Act of 1933 under Section 4
(2) of the Securities Act of 1933.

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



PAGE-7-



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






PAGE-8-



ITEM 7.  FINANCIAL STATEMENTS














                MEDIA AND ENTERTAINMENT.COM, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  AUDITED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 & 2000













PAGE-9-




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









PAGE-10-




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



PAGE-11-



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



PAGE-12-F1



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



PAGE-13-F2



                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     AS OF DECEMBER 31, 2001


                    Common Stock      Add'l   Deferred  Income     Total
                                      Paid    Compensa  /(Loss) Stockholders'
                                       in     tion     Accumula    Equity
                                      Capital            ted
                   Shares      Value

Issued for cash
August 31, 2000   3,250,000  $3,250  $5,250       $-        $-     $8,500


Issued for cash   1,699,750   1,700 168,275        -         -    169,975
November 10,2000

Accumulated
deficit
December 31,              -       -       -        -   (94,537)   (94,537)
2000

Balance at        4,949,750   4,950 173,525        -   (94,537)    83,938
December 31,
2000

Issued for services  52,000      52   5,148   (5,200)        -          -
June 1, 2001

June 7, 2001        455,000     455 129,220  (129,675)       -          -

July 31, 2001       200,000     200  59,800   (60,000)       -          -

August 1, 2001      100,000     100  29,900   (30,000)       -          -

August 8, 2001      100,000     100  29,900   (30,000)       -          -

August 20, 2001    500,000      500 124,500  (125,000)       -          -

August 23, 2001    200,000      200  49,800   (50,000)       -          -

September 5,        50,000       50  14,172   (14,222)       -          -
2001
September 11,      200,000      200  56,692   (56,892)       -          -
2001
October 15, 2001    50,000       50  17,450   (17,500)       -          -

December 20 2001    50,000       50  20,950   (21,000)       -          -


Issued for stock   920,000      920 275,080  (276,000)       -          -
awards July 31,
2001

Nexcode          1,200,000    1,200 404,800         -        -    406,000
acquisition
August 6, 2001

Issued for stock   500,000      500 154,500  (155,000)       -          -
awards October 5,
2001

Issued for stock    10,000       10   5,990    (6,000)       -          -
awards October 25,
2001

Future services
received
December 31,             -        -       -   235,769        -    235,769
2001

Net income
(loss)
December 31,             -        -       -         - (831,293)  (831,293)
2001

Balance at       9,536,750  $9,537 $1,551,427 $(740,720) $(925,830) $(105,586)
December 31, 2001





   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-14-F3



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



PAGE-15-F4



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



PAGE-16-F5



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



PAGE-17-F6



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

     On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for future services as follows:

          The Company issued 245,000 shares of common stock to Scott Bleazard in exchange for a one-year management consulting agreement. The management consulting services are valued at $69,825. Of the total received, $245 is the stated value of common stock and $69,580 is considered additional paid-in capital. The value of the services is based



PAGE-18-F7



                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     AS OF DECEMBER 31, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          on prior services provided by Scott Bleazard and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of services divided by the par value of the shares. Shares were issued under an exemption from the registration provisions of
          Section 5 of the Securities Act of 1933, pursuant to
          Section 4 (2) of the Securities Act of 1933, and registered on a registration statement on Form S-8 under the Securities Act of 1933.

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



PAGE-19-F8



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



PAGE-20-F9



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



PAGE-21-F10



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



PAGE-22-F11



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



PAGE-23-F12



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



PAGE-24-F13



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



PAGE-25-F14



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

NOTE 5- RELATED PARTY TRANSACTIONS

     The   president   of   the  company  received   $85,637   in
     compensation for services rendered for the nine months ended
     December 31, 2001 detailed as follows:

Expense          Amount
Advertising      $ 1,000

Administration   $ 8,562

Architect        $12,000

Professional
fees             $42,075

Web design       $22,000

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



PAGE-26-F15



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







PAGE-27-F16



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
Paglia                and Secretary

Roger Paglia, has been Chairman of the Board of Directors, CEO and President since the Company's formation in April 2000. Mr. Paglia has over twenty-five experience as an entertainment industry executive, music publisher, and record producer. He holds a B.A. in Business Administration and Accounting from UCLA. Mr. Paglia has served as President of an international music publishing company and directed the record production activities at Lorimar. In addition, he has produced for other major record labels. Mr. Paglia founded PEC Services, which specialized in motion picture film distribution, post production services, and fulfillment services. PEC's clientele included all of the Walt Disney Companies, including Touchstone Pictures, Hollywood Pictures, Buena Vista Worldwide, Hollywood Records, Buena Vista Music Publishing, Aaron Spelling Productions, Sony/Tristar/Columbia Pictures as well as Lorimar, ABC, NBC, and numerous independent companies. Mr. Paglia's experience is founded in the technical and creative aspects of the entertainment industry, but his expertise is in the marketing, logistics, and product acquisition/ development segments of the business.

Jon Jannotta has served as Executive Vice President of the Company since April 2000. He has also been a principal and director of JON J. JANNOTTA ARCHITECTS-PLANNERS, INC. since 1993. He has been a licensed General Contractor in the state of California for twenty years and a licensed Architect in the states of California and Nevada for twelve years. Mr. Jannotta holds a Bachelor of Architecture and a Masters Degree in Architecture and Urban Planning. Mr. Jannotta's experience not only includes the business of architecture, but he is also presently involved as a partner in two major shopping centers both as an architect and as a general partner in the development. Mr. Jannotta is also a partner in two Nevada multi-family projects in he which he has developed the project from the initial site identification and subsequent land acquisition, to the completed product development.

Mr. Jannotta's experience includes the practice of architecture, the knowledge of the construction industry, and the expertise of a developer, as well as general business administration. Mr. Jannotta has been in business since 1974 in the Southern California area and has done extensive work in the Las Vegas Metropolitan area since 1984.

Benedict Paglia has served as Vice President and Secretary of the Company since its inception. He also co-founded and currently serves as CEO of ALLIED SYSTEMS GROUP, a management, consulting, engineering, and design firm. The Company's services include logistics, consulting, engineering, facilities engineering, e- commerce and web site development. ALLIED SYSTEMS GROUP developed the "Virtual Consultant" and was the first to offer management consulting and logistics services via the Internet. He also co- founded and is a partner in DC Global Network (www.DCGlobalnet.com) an Internet based consultancy offering a full line of business consulting services providing business and operational solutions to distributors, retailers, and manufacturers around the globe. Mr. Benedict Paglia also has an extensive thirty five year background in the entertainment business, including the design, development and construction and operation of the "state of the art" live performance venues, as owner and/ or operator of nightclubs and discos in New York and Los Angeles. He has also performed promotion and production of live concerts featuring headline mainstream performers, as well as artist management and record production. Directors

Our bylaws currently provide for a board of directors comprised of a minimum of one director.

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

Family relationships

Roger Paglia and Benedict Paglia are brothers.



PAGE-28-



ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have not been drawing salaries since they were appointed to their positions although their salaries are accrued and owing.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
                 --------------        --------------------------
                 --------------        --------------------------
   Name and      Yea  Sala Bon   Other Restr   Securi  LTIP   All
   Principal      r    ry   us   Annua icted    ties   Payo  Othe
   Position           ($)  ($)     l   Stock   Underl   uts    r
                                 Compe Award    ying    ($)  Comp
                                  n-   s ($)   Option         en-
                                 satio         s (#)         sati
                                 n ($)                        on
                                                              ($)

 Roger Paglia    200   0    0      0     0       0       0     0
 President and    1
   Director

 Jon Jannotta    200   0    0      0     0       0       0     0
 Executive VP     1

Benedict Paglia  200   0    0      0     0       0       0     0
    VP and        1
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



PAGE-29-



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president received $85,637 in compensation for services rendered for the year ended December 31, 2001 detailed as follows:

Expense          Amount
Advertising      $ 1,000

Administration   $ 8,562

Architect        $12,000

Professional
fees             $42,075

Web design       $22,000

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






PAGE-30-



SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA AND ENTERTAINMENT.COM, INC.

Date:  April 15, 2002

By:  /s/ Roger Paglia
     -----------------
     Roger Paglia
     President and Director


In accordance with the requirements of the Exchange Act, this reprint has been signed by the following persons on behalf of the registrant in the capacities and on the dates stated:

  Date        Position                               Signature


          President and Director
          Principal Executive Officer            /s/ Roger Paglia


          Executive Vice President
          Principal Financial and
          Executive Officer                      /s/ Jon Jannotta


          Vice President and Secretary        /s/ Benedict Paglia








PAGE-31-



                        INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit

Number
  3    Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the Company.*
          (b)  By-Laws of the Company.*
  10   Material Contracts
          (a)  Office Lease Agreement*
          (b)  Matthews Asset Purchase and Adoption Agreements**
          (c)  Redemption Agreement between the Registrant and
          Matthew Moghadasian, dated February 28, 2002***
       (d) Asset Purchase Agreement dated August 9, 2001 between the Registrant and Nexcode, Inc.
* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

** Incorporated by reference to the exhibits to the Company's Form 8-K, previously filed with the Commission on October 1, 2001.

*** Incorporated by reference to the exhibits to the Company's Form 8-K previously filed with the Commission for February 28, 2002 on Form 10-QSB, for September 30, 2001.






PAGE-32-