Form 10QSB
period 2002-06-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-08-20
CIK 1120411

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number 000-32231

                        MEDIA AND ENTERTAINMENT.COM, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                              52-2236253
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

             10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89107
                    (Address of Principal Executive Offices)

                                 (818) 562-8282
              (Registrant's Telephone Number, Including Area Code)

              500 N. Rainbow Blvd., Suite 300, Las Vegas, NV 89107 (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes X  No
                                                                      ---   ---

         As of August 19, 2002, the issuer had 11,699,640 shares of common stock, $.001 par value, outstanding.

                        Media and Entertainment.com, Inc.

                                Table of Contents


Part I.  Financial Information.

                                                                                          Page
                                                                                          ----
Independent Accountants' Review Report.....................................................ii

Item 1.       Financial Statements .........................................................1

              Balance Sheets as of June 30, 2002 and December 31, 2001......................1

              Statements of Operations and Accumulated Deficit for the
                  six and three months ended June 30, 2002 and 2001.........................2

              Statement of Changes in Stockholders' Equity (Deficit)
                  from inception to June 30, 2002...........................................3

              Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001....................................................4

              Notes to Financial Statements.................................................5

Item 2.       Management's Plan of Operation...............................................16

Part II. Other Information

Item 2.       Changes in Securities........................................................18

Item 6.       Exhibits and Reports on Form 8-K.............................................18

Signatures.................................................................................19


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2002, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the six months and three months ended June 30, 2002 and 2001 and for the period April 27, 2000 (Inception date) to June 30,2002, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc. The financial statements of Media and Entertainment.com, Inc. as of June 30, 2001, were reviewed by other accountants, whose report dated August 10, 2001 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. However, management plans to continue the business as set forth therein. The accompanying financial statements do no include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



                           Chavez & Koch, CPA's, Ltd.


August 19, 2002
Henderson, Nevada

Item 1. Financial Statements.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001


                                                                               6/30/02      12/31/01
                                                                             -----------   ----------
                                     ASSETS
ASSETS:

    Current assets:
       Cash                                                                  $   237,748   $      597
       Accounts receivable                                                        11,100       -
                                                                             -----------   ----------
         Total current assets                                                    248,848          597

    Fixed assets:
       Computer Equipment                                                         21,744        9,555
       Software                                                                    1,388       -
       Accumulated depreciation                                                   (2,508)        (899)
                                                                             -----------   ----------
         Total fixed assets                                                       20,624        8,656

    Other assets:
       Loan receivable-officer, director & shareholder                            73,500       -
       Loan receivable-related party                                              -            40,000
       Refundable deposits                                                         2,760          710
                                                                             -----------   ----------
         Total other assets                                                       76,260       40,710
                                                                             -----------   ----------
TOTAL ASSETS                                                                 $   345,732   $   49,963
                                                                             ===========   ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

    Current liabilities:
       Accounts payable                                                      $    15,671   $   7,838
       Accrued expenses                                                            5,665       -
       Loan payable - officer, director & shareholder                            180,323      147,711
                                                                             -----------   ----------
         Total current liabilities                                               201,659      155,549
                                                                             -----------   ----------
TOTAL LIABILITIES                                                                201,659      155,549
                                                                             -----------   ----------

Stockholders' equity:
    Preferred stock, $0.001 par value 5,000,000
         shares authorized, zero shares issued and
         outstanding at 06/30/02 and 12/31/01, respectively                       -            -
    Common stock, $0.001 par value, 20,000,000 shares
         authorized, 10,925,765 and 9,536,750 shares issued and
         outstanding at 06/30/02 and 12/31/01, respectively                       10,925        9,537
    Additional paid-in capital                                                 1,977,933    1,551,427
    Stock subscriptions                                                         (606,931)    (740,720)
    Accumulated (deficit) during development stage                            (1,237,854)    (925,830)
                                                                             -----------   ----------
         Total stockholders' equity                                              144,073     (105,586)
                                                                             -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   345,732   $   49,963
                                                                             ===========   ==========



 The accompanying independent accountant's review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                        AND YEAR ENDED DECEMBER 31, 2001


                                                                  UNAUDITED
                                          ---------------------------------------------------------   -----------------
                                                Six months ended              Three months ended        Inception to
                                          ---------------------------   ---------------------------   -----------------
                                            6/30/02        6/30/01        6/30/02           6/30/01     June 30, 2002
                                          ------------   ------------   ------------      ---------   -----------------

REVENUE                                   $     13,925   $       --     $       --        $    --      $    13,925

COST OF GOODS SOLD                                --             --             --             --             --
                                          ------------   ------------   ------------      ---------    -----------

GROSS PROFIT                                    13,925           --             --             --           13,925
                                          ------------   ------------   ------------      ---------    -----------

EXPENSES:
    Selling, general and administrative        183,368         35,582         30,075         31,341        612,333
    Selling, general and administrative,
        related party                            2,946         67,813           --             --           88,583
    Depreciation expense                         1,609           --            1,138           --            2,508
                                          ------------   ------------   ------------      ---------    -----------
       Total expenses                          187,923        103,395         31,213         31,341        703,424
                                          ------------   ------------   ------------      ---------    -----------

OPERATING INCOME (LOSS)                       (173,998)      (103,395)       (31,213)       (31,341)      (689,499)
                                          ------------   ------------   ------------      ---------    -----------

OTHER INCOME/(EXPENSES):
    Research and development expense          (132,361)          --          (83,940)        (8,000)      (538,361)
    Interest expense                            (5,665)          --            5,665           --           (9,994)
                                          ------------   ------------   ------------      ---------    -----------
       Total other income/(expenses)          (138,026)          --          (78,275)        (8,000)      (548,355)
                                          ------------   ------------   ------------      ---------    -----------

NET ORDINARY INCOME (LOSS)                   $(312,024)     $(103,395)     $(109,488)      $(39,341)   $(1,237,854)
                                          ------------   ------------   ------------      ---------    -----------

Accumulated Deficit, beginning of period      (925,830)       (94,537)    (1,128,366)      (147,785)          --

Accumulated Deficit, end of period         $(1,237,854)     $(197,932)   $(1,237,854)     $(187,126)   $(1,237,854)
                                          ============   ============   ============      =========    ===========

Basic weighted average number of
    common shares outstanding               17,367,406      4,949,750     17,367,406      4,949,750     17,367,406
                                          ============   ============   ============      =========    ===========

Basic Net Income (Loss) per Share                (0.02)         (0.02)         (0.01)         (0.01)         (0.07)
                                          ============   ============   ============      =========    ===========



 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and
                              Accumulated Deficit.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO JUNE 30, 2002


                                       Common Stock                                                           Total
                                ------------------------    Add'l Paid      Deferred   Accumulated Deficit Stockholders'
                                  Shares          Value     In Capital    Compensation Development Stage      Equity
                                ----------       -------    ----------    ------------ -----------------   -------------

Issued for cash
August 31, 2000                  3,250,000        $3,250    $    5,250     $    --      $      --           $8,500

Issued for cash
November 10, 2000                1,699,750         1,700       168,275          --             --          169,975

Accumulated deficit
December 31, 2000                     --            --            --            --          (94,537)       (94,537)
                                ----------       -------    ----------     ---------    -----------      ---------

Balance at December 31, 2000     4,949,750         4,950       173,525          --          (94,537)        83,938

Issued for services
June 1, 2001                        52,000            52         5,148        (5,200)          --             --
June 7, 2001                       455,000           455       129,220      (129,675)          --             --
July 31, 2001                      200,000           200        59,800       (60,000)          --             --
August 1, 2001                     100,000           100        29,900       (30,000)          --             --
August 8, 2001                     100,000           100        29,900       (30,000)          --             --
August 20, 2001                    500,000           500       124,500      (125,000)          --             --
August 23, 2001                    200,000           200        49,800       (50,000)          --             --
September 5, 2001                   50,000            50        14,172       (14,222)          --             --
September 11, 2001                 200,000           200        56,692       (56,892)          --             --
October 15, 2001                    50,000            50        17,450       (17,500)          --             --
December 20, 2001                   50,000            50        20,950       (21,000)          --             --

Issued for stock awards
July 31, 2001                      920,000           920       275,080      (276,000)

Nexcode acquisition
August 6, 2001                   1,200,000         1,200       404,800          --             --          406,000

Issued for stock awards
October 5, 2001                    500,000           500       154,500      (155,000)          --             --

Issued for stock awards
October 25, 2001                    10,000            10         5,990        (6,000)          --             --

Future services received
December 31, 2001                     --            --            --         235,769           --          235,769

Net income (loss)
December 31, 2001                     --            --            --            --         (831,293)      (831,293)
                                ----------       -------    ----------     ---------    -----------      ---------

Balance at December 31, 2001     9,536,750         9,537    $1,551,427      (740,720)      (925,830)      (105,586)

Issued for cash
March 31, 2002                     120,969           120        37,380          --             --           37,500

Future services received
March 31, 2002                        --            --            --         133,789           --          133,789

Net income (loss)
March 31, 2002                        --            --            --            --         (202,536)      (202,536)
                                ----------       -------    ----------     ---------    -----------      ---------

Balance at March 31, 2002        9,657,719        $9,657    $1,588,807     $(606,931)   $(1,128,366)     $(136,833)
                                ==========       =======    ==========     =========    ===========      =========

Issued for cash
April 9, 2002                      142,645           143        44,077          --             --           44,220

Issued for cash
May 9, 2002                        270,000           270        80,730          --             --           81,000

Issued for cash
June 9, 2002                       855,401           855       264,319          --             --          265,174

Net income (loss)
June 30, 2002                         --            --            --            --         (109,488)      (109,488)
                                ----------       -------    ----------     ---------    -----------       --------
Balance at June 30, 2002        10,925,765       $10,925    $1,977,933     $(606,931)   $(1,237,854)      $144,073
                                ==========       =======    ==========     =========    ===========       ========




 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in
                        Stockholders' Equity (Deficit).

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                                                            Six months ended
                                                                        ----------------------
                                                                         6/30/02      6/30/01
                                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $(312,024)   $(103,395)
    Depreciation                                                            1,609         --
Adjustments to reconcile net (loss)
to net cash (used) by operations:
    (Increase) decrease in accounts receivable                            (11,100)        --
    (Increase) decrease in deposits                                        (2,050)
    Increase (decrease) in accrued expenses                                 5,665
    Increase (decrease) in accounts payable                                 3,619         --
                                                                        ---------    ---------
Net cash (used) by operating activities                                  (314,281)    (103,395)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                               (9,363)        --
    Loan to officer, director & shareholder                               (33,500)        --
                                                                        ---------    ---------
Net cash used by investing activities                                     (42,863)        --
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                1,388         --
    Stock subscriptions                                                   133,789       10,806
    Increase in additional paid-in capital                                426,506
    Loans from shareholders                                                32,612         --
                                                                        ---------    ---------
Net cash provided by financing activities                                 594,295       10,806
                                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH                                           237,151      (92,589)

CASH, BEGINNING OF PERIOD                                                     597       93,938
                                                                        ---------    ---------

CASH, END OF PERIOD                                                     $ 237,748       $1,349
                                                                        =========    =========

SUPPLEMENTARY INFORMATION:
    Interest paid                                                       $    --      $    --
                                                                        =========    =========
    Income taxes paid                                                   $    --      $    --
                                                                        =========    =========




 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

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

         The Company has had an unsubstantial revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company. Accordingly, some of the Company's accounting policies and procedures have not yet been established.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting
         -------------------

         The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

         Cash and Cash Equivalents
         -------------------------

         Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

         Summary of Non-Cash Transactions
         --------------------------------

         There was a non-cash transaction, which is discussed in detail in
         Note 8.

         Use of Estimates
         ----------------

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

         Earnings Per Share Calculations
         -------------------------------

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings Per Share Calculations
         -------------------------------

         EPS was 17,367,406 and 4,949,750 for the periods ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

         Fixed Assets
         ------------

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

                      Computer Equipment       5 Years
                      Software                 3 Years

         Depreciation expense for the quarters ended June 30, 2002 and June 30, 2001 was $1,138 and $0, respectively.

         Income Taxes
         ------------

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

         Advertising
         -----------

         Advertising costs are to be expensed when incurred. Total advertising for the quarter ended June 30, 2002 and June 30, 2001 was $1,000 and $2,000, respectively.

         Revenue Recognition
         -------------------

         The Company is in the process of developing and implementing accrual based revenue recognition policies.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 3 - GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2002, the Company had recognized $13,925 of revenues to date and had accumulated operating losses of approximately $1,237,854 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

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

         April 9,2002 - The Company issued 142,645 shares to four individuals as follows:

                  The Company issued to an investor 40,323 shares of $0.001 par value common stock in exchange for cash in the amount of $12,500.

                  The Company issued to an investor 40,323 shares of $0.001 par value common stock in exchange for cash in the amount of $12,500.

                  The Company issued to an investor 32,000 shares of $0.001 par value common stock in exchange for cash in the amount of $9,920.

                  The Company issued to an investor 30,000 shares of $0.001 par value common stock in exchange for cash in the amount of $9,300.

         May 9, 2002 - The Company issued 270,000 shares to one individual as follows:

                  The Company issued to an investor 270,000 shares of $0.001 par value common stock in exchange for cash in the amount of $81,000.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         June 11, 2002 - The Company issued 855,401 shares to several individuals as follows:

                  The Company issued to various individual investors 855,401 shares of $0.001 par value common stock in exchange for cash in the amount of $265,174.

         All of these shares were issued pursuant to the rule 506 of regulation D under the Securities Act of 1933.

         Stock Subscriptions
         -------------------

         On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the fair market value of $0.10 per share.

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

Stock Based Award Agreements
----------------------------

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         Acquisitions
         ------------

                  The Company issued 1,200,000 shares of restricted common stock to Nexcode, Inc. as the purchase price for all Nexcode assets. The services are valued at $1,200. Of the total received, $1,200 is the stated value of common stock and $0 is considered additional paid-in capital. The shares shall subsequently be distributed to officers of Nexcode, Inc. as follows:

                           Nana Valley, Chief Executive Officer, 400,000 shares Ceasar Collazo, Chief Technology Officer, 400,000 shares Michael Brown, Chief Operating Officer, 400,000 shares

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 5 - RELATED PARTY TRANSACTIONS

         The president of the company received $57,500 as a loan. The repayment terms of the debt have not been defined as of June 30, 2002.

         As of June 30, 2002, the Company loaned a total of $16,000 to a shareholder. The repayment terms of the debt have not been defined yet.

         The Company received two loans of $78,219 and $102,103 from two shareholders, each bearing interest at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period ended June 30, 2002, the Company accrued interest expense of $5,665 related to these notes.

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

         On August 16, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. The only asset acquired was in process technology for the online broadcast of video. The 1,200,000 shares of common stock of the Company were to be issued to the current shareholders of Nexcode on a pro-rata basis. The Company entered into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30 2002

NOTE 6 - MATERIAL CONTRACTS/AGREEMENTS (CONTINUED)

         Company. As of June 30, 2002, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company is engaged in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.


NOTE 7 - RECLASSIFICATIONS

          Certain reclassifications have been made to the June 30, 2001 amounts to conform with the June 30, 2002 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.


NOTE 8 - SUMMARY OF NON-CASH TRANSACTIONS

          As of June 30, 2002, the Company expensed to research and development $40,000 as part of its acquisition of the assets of Nexcode, Inc.


NOTE 9 - RECENT PRONOUNCEMENTS

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

Item 2. Management's Plan of Operation

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

General

         Media and Entertainment.com, Inc. is a technology/media company whose proprietary software, NetDVD Streamshare, enables users to view all types of video online in full screen format, at very high speed, high quality, and greatly reduced cost, eliminating the need for expensive high-speed connections. The technology makes it possible to produce highly scalable, fault tolerant, fully integrated streaming of scheduled and live video.

         Media and Entertainment.com is pursuing the commercialization of its proprietary, software based compression technology, that establishes the new standard for the streaming, compression, storage and secure transmission of complex data files of digital information via the Internet.

         This technological advantage gives us the opportunity to either launch our own stand alone streaming system or join forces with the existing giants in this space by allowing them to incorporate our proprietary software into their current delivery systems and sharing in the revenue streams.

         Utilizing the latest in digital and streaming technology, our services should lead to more efficient and effective dissemination of traditional cinema advertising materials.

Results in Operations

         For the quarter ended June 30, 2002, we incurred a net loss of $109,488 on no revenues. Total expenses, comprised primarily of general and administrative expenses, as well as research and development expenses, were $109,488 including interest expenses of $5,665, during the period ended June 30, 2002, compared to $39,341 of general and administrative expenses for the year ago period. We expect these expenses to increase as we implement our business plan and begin our planned principal operations.

         For the six months ended June 30, 2002, we incurred a net loss of $312,024 on revenues of $13,925. Total expenses, comprised primarily of general and administrative expenses, as well as research and development expenses, were $325,949 including interest expenses of $5,665, during the six months ended June 30, 2002, compared to $103,395 of general and administrative expenses for the year ago six month period.

Liquidity

         For the six months ended June 30, 2002, we experienced a net increase in cash of $237,151. Our management anticipates that we will experience future negative cash flows for at least approximately the next twelve to eighteen months. We do not believe that our current financial resources will be sufficient to sustain our business for the period through December 31, 2002. Our ability to continue as a going concern is dependent on our ability to obtain additional equity an/or debit financing to fund our operations, as well as to generating revenues from sales of our products and services. In the event we are unable to generate sufficient sustainable revenues to meet our financial obligations, we will have to cease or curtail our operations.

         Our management believes that our cash on hand as of June 30, 2002, will only carry us through the next 75 days. We will need at least $500,000 to continue operations through the fiscal year ending December 31, 2002. Further, in order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from a private placement of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no agreements, arrangements or understandings with any party for such financing.

         Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report dated August 14, 2002, that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

Continuing Operations

         Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business in the advertising software industry. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. We may hire additional sales people in the near future. We expect these sales people to receive salary and compensation in the form of commissions, to minimize the operating capital requirements of the Company. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business.

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

                           PART II - OTHER INFORMATION

Item 2. Changes In Securities.

         On March 14 and 15, 2002, we sold an aggregate of 161,292 shares of common stock to several accredited investors at a price of $.31 per share, for aggregate proceeds of $50,000. The shares were sold without an underwriter, and we paid no commissions. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

         From April 12 through June 20, 2002, we sold an aggregate of 1,240,759 shares of common stock to several accredited investors at a price of $.31 per share, for aggregate proceeds of $424,394. The shares were sold without an underwriter, and we paid no commissions. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit 99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Media and Entertainment.com, Inc.

Dated: August 19, 2002            By:  /s/ Jon Jannotta
                                      ------------------------------
                                           Jon Jannotta
                                           Executive Vice President

                       STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'