Form 10QSB
period 2002-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2002-11-14
CIK 1120411

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended September 30, 2002

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

            10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052
                    (Address of Principal Executive Offices)

                               (818) 562-8282
             (Registrant's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes X   No
                                                                       --     --

         As of November 13, 2002, the issuer had 14,772,750 shares of common stock, $.001 par value, outstanding.

                        Media and Entertainment.com, Inc.

                                Table of Contents


                                                                                                      Page
                                                                                                      ----
PART I.       Financial Information.

Independent Accountants' Review Report..................................................................ii

Item 1.       Financial Statements

              Balance Sheets as of September 30, 2002 and
              December 31, 2001..........................................................................1

              Statements of Operations and Accumulated Deficit
              for the nine and three months ended September 30,
              2002 and 2001..............................................................................2

              Statements of Changes in Stockholders' Equity
              (Deficit) from inception to September 30, 2002.............................................3

              Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001..........................................................4

              Notes to Financial Statements..............................................................5

Item 2.       Management's Plan of Operation............................................................16

Item 3.       Controls and Procedures...................................................................18

PART II.      Other Information.

Item 2.       Changes in Securities.....................................................................18

Item 6.       Exhibits and Reports on Form 8-K..........................................................18

Signatures    ..........................................................................................19

Certifications..........................................................................................20


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the three months and nine months ended September 30, 2002 and 2001 and for the period April 27, 2000 (Inception date) to September 30, 2002, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc. The financial statements of Media and Entertainment.com, Inc. as of September 30, 2001, were reviewed by other accountants, whose report dated August 10, 2001 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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




                                          Chavez & Koch, CPA's, Ltd.

November 12, 2002
Henderson, Nevada

                        MEDIA AND ENTERTAINMENT.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2002 AND 2001

Item 1. Financial Statements


                                                                    Unaudited       Audited
                                                                   -----------    -----------
                                                                     9/30/02        12/31/01
                                                                   -----------    -----------
                                     ASSETS
ASSETS:

    Current assets:
       Cash                                                        $     2,373     $      597
       Accounts receivable                                               8,330           --
                                                                   -----------     ----------
         Total current assets                                           10,703            597
                                                                   -----------     ----------

    Fixed assets:
       Computer Equipment                                               97,927          9,555
       Software                                                          1,388           --
       Less: Accumulated depreciation                                   (7,033)          (899)
                                                                   -----------     ----------
         Total fixed assets                                             92,282          8,656
                                                                   -----------     ----------

    Other assets:
       Officer's salary advance                                         67,000         40,000
       Refundable deposits                                               2,760            710
                                                                   -----------     ----------
         Total other assets                                             69,760         40,710
                                                                   -----------     ----------

TOTAL ASSETS                                                       $   172,745     $   49,963
                                                                   ===========     ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Current liabilities:
       Accounts payable                                            $    71,968     $    7,838
       Payroll tax liabilities                                          10,553           --
       Accrued expenses                                                  7,224           --
       Loans payable - officer, director & shareholder                 131,823        147,711
                                                                   -----------     ----------
         Total current liabilities                                     221,568        155,549
                                                                   -----------     ----------

TOTAL LIABILITIES                                                      221,568        155,549
                                                                   -----------     ----------

Stockholders' equity:
    Convertible preferred stock, $0.001 par value 5,000,000
         shares authorized, 100 and zero shares issued and
         outstanding at 09/30/02 and 12/31/01, respectively               --             --
    Additional paid-in capital - Convertible preferred stock             8,571           --
    Paid-in capital - Stock warrants                                     1,429           --
    Common stock, $0.001 par value, 20,000,000 shares
         authorized, 11,075,765 and 9,536,750 shares issued and
         outstanding at 09/30/02 and 12/31/01, respectively             11,075          9,537
    Additional paid-in capital - Common stock                        2,024,283      1,551,427
    Stock subscriptions                                               (303,465)      (740,720)
    Accumulated (deficit) during development stage                  (1,790,716)      (925,830)
                                                                   -----------     ----------
         Total stockholders' equity                                    (48,823)      (105,586)
                                                                   -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   172,745     $   49,963
                                                                   ===========     ==========


 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                         UNAUDITED
                                           -----------------------------------------------------------------------
                                               Three months ended           Nine months ended        Inception to
                                           -------------------------    -------------------------   --------------
                                             9/30/02        9/30/01       9/30/02        9/30/01       9/30/02
                                           -----------    ----------    -----------    ----------    -----------
REVENUE                                    $     3,626    $   65,529    $    17,551    $   65,529    $    17,551

COST OF GOODS SOLD                                --          27,532           --          27,532           --
                                           -----------    ----------    -----------    ----------    -----------

GROSS PROFIT                                     3,626        37,997         17,551        37,997         17,551
                                           -----------    ----------    -----------    ----------    -----------

EXPENSES:
    Selling, general and administrative        129,277       107,169        312,644       174,063        810,586
    Selling, general and administrative,
        related party                          372,443        31,312        375,389        67,813        392,049
    Depreciation expense                         4,525           916          6,135           916          7,034
                                           -----------    ----------    -----------    ----------    -----------
       Total expenses                          506,245       139,397        694,168       242,792      1,209,669
                                           -----------    ----------    -----------    ----------    -----------

OPERATING INCOME (LOSS)                       (502,619)     (101,400)      (676,617)     (204,795)    (1,192,118)
                                           -----------    ----------    -----------    ----------    -----------
OTHER INCOME/(EXPENSES):
    Research and development expense           (48,830)     (401,589)      (181,191)     (401,589)      (587,191)
    Interest expense                            (1,559)         --           (7,224)         --          (11,553)
    Interest Income                                146          --              146                          146
                                           -----------    ----------    -----------    ----------    -----------
       Total other income/(expenses)           (50,243)     (401,589)      (188,269)     (401,589)      (598,598)
                                           -----------    ----------    -----------    ----------    -----------

NET ORDINARY INCOME (LOSS)                 $  (552,862)   $ (502,989)   $  (864,886)   $ (606,384)   $(1,790,716)
                                           -----------    ----------    -----------    ----------    -----------

Accumulated Deficit, beginning of period    (1,237,854)     (197,932)      (925,830)      (94,537)          --

Accumulated Deficit, end of period         $(1,790,716)   $ (700,921)   $(1,790,716)   $ (700,921)   $(1,790,716)
                                           ===========    ==========    ===========    ==========    ===========

Basic weighted average number of
    common shares outstanding               10,254,734     5,844,315     11,074,135     5,844,315     11,074,135
                                           ===========    ==========    ===========    ==========    ===========

Basic Net Income (Loss) per Share                (0.05)        (0.09)         (0.08)        (0.10)         (0.16)
                                           ===========    ==========    ===========    ==========    ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FROM INCEPTION TO SEPTEMBER 30, 2002

                                  Convertible                         Paid-in
                                Preferred Stock     Add'l Paid-in     Capital -            Common Stock
                                ---------------  Capital-Convertible   Stock        -------------------------
                                Shares    Value   preferred stock     warrants       Shares             Value
                                ------    -----   ---------------  --------------    ------             -----
Issued for cash
August 31, 2000                    --       $--         $ --        $    --         3,250,000         $ 3,250

Issued for cash
November 10, 2000                  --        --           --             --         1,699,750           1,700

Accumulated deficit
December 31, 2000                  --        --           --             --              --              --
                                   ---      ---         ------         ------      ----------         -------

Balance at December 31, 2000       --       $--         $ --           $ --         4,949,750         $ 4,950
                                   ===      ===         ======         ======      ==========         =======

Issued for services
June 1, 2001                       --        --           --             --            52,000              52
June 7, 2001                       --        --           --             --           455,000             455
July 31, 2001                      --        --           --             --           200,000             200
August 1, 2001                     --        --           --             --           100,000             100
August 8, 2001                     --        --           --             --           100,000             100
August 20, 2001                    --        --           --             --           500,000             500
August 23, 2001                    --        --           --             --           200,000             200
September 5, 2001                  --        --           --             --            50,000              50
September 11, 2001                 --        --           --             --           200,000             200
October 15, 2001                   --        --           --             --            50,000              50
December 20, 2001                  --        --           --             --            50,000              50

Issued for stock awards
July 31, 2001                      --        --           --             --           920,000             920

Nexcode acquisition
August 6, 2001                     --        --           --             --         1,200,000           1,200

Issued for stock awards
October 5, 2001                    --        --           --             --           500,000             500

Issued for stock awards
October 25, 2001                   --        --           --             --            10,000              10

Future services received
December 31, 2001                  --        --              0              0            --              --

Net income (loss)
December 31, 2001                                         --             --              --              --
                                   ---      ---         ------         ------      ----------         -------

Balance at December 31, 2001       --       $--         $ --           $ --         9,536,750         $ 9,537
                                   ===      ===         ======         ======      ==========         =======

Issued for cash
March 31, 2002                     --        --           --             --           120,969             120

Future services received
March 31, 2002                     --        --           --             --              --              --

Net income (loss)
March 31, 2002                     --        --           --             --              --              --
                                   ---      ---         ------         ------      ----------         -------

Balance at March 31, 2002          --       $--         $ --           $ --         9,657,719         $ 9,657
                                   ===      ===         ======         ======      ==========         =======

Issued for cash
April 9, 2002                      --        --           --             --           142,645             143

Issued for cash
May 9, 2002                        --        --           --             --           270,000             270

Issued for cash
June 9, 2002                       --        --           --             --           855,401             855

Net income (loss)
June 30, 2002                      --        --           --             --              --              --
                                   ---      ---         ------         ------      ----------         -------

Balance at June 30, 2002           --       $--         $ --           $ --        10,925,765         $10,925
                                   ===      ===         ======         ======      ==========         =======

Issued for cash
July 1, 2002                       --        --           --             --           150,000             150

Issued for cash
September 19, 2002                 100       --          8,571          1,429            --              --

Future services received
September 30, 2002                 --        --           --             --              --              --

Net income (loss)
September 30, 2002                 --        --           --             --              --              --
                                   ---      ---         ------         ------      ----------         -------

Balance at September 30, 2002      100      $--         $8,571         $1,429      11,075,765         $11,075
                                   ===      ===         ======         ======      ==========         =======




                                     Add'l Paid                                              Total
                                     In Capital       Deferred       Accumulated Deficit  Stockholders'
                                    Common stock     Compensation     Development Stage      Equity
                                    ------------     ------------     -----------------      ------
Issued for cash
August 31, 2000                     $    5,250        $    --         $      --           $   8,500

Issued for cash
November 10, 2000                      168,275             --                --             169,975

Accumulated deficit
December 31, 2000                         --               --             (94,537)          (94,537)
                                    ----------        ---------       -----------         ---------
Balance at December 31, 2000        $  173,525        $    --         $   (94,537)        $  83,938
                                    ==========        =========       ===========         =========
Issued for services
June 1, 2001                             5,148           (5,200)             --                --
June 7, 2001                           129,220         (129,675)             --                --
July 31, 2001                           59,800          (60,000)             --                --
August 1, 2001                          29,900          (30,000)             --                --
August 8, 2001                          29,900          (30,000)             --                --
August 20, 2001                        124,500         (125,000)             --                --
August 23, 2001                         49,800          (50,000)             --                --
September 5, 2001                       14,172          (14,222)             --                --
September 11, 2001                      56,692          (56,892)             --                --
October 15, 2001                        17,450          (17,500)             --                --
December 20, 2001                       20,950          (21,000)             --                --
Issued for stock awards
July 31, 2001                          275,080         (276,000)
                                    ----------        ---------       -----------         ---------
Nexcode acquisition
August 6, 2001                         404,800             --                --             406,000

Issued for stock awards
October 5, 2001                        154,500         (155,000)             --                --

Issued for stock awards
October 25, 2001                         5,990           (6,000)             --                --

Future services received
December 31, 2001                         --            235,769              --             235,769

Net income (loss)
December 31, 2001                         --               --            (831,293)         (831,293)
                                    ----------        ---------       -----------         ---------

Balance at December 31, 2001        $1,551,427        $(740,720)      $  (925,830)        $(105,586)
                                    ==========        =========       ===========         =========

Issued for cash
March 31, 2002                          37,380             --                --              37,500

Future services received
March 31, 2002                            --            133,789              --             133,789

Net income (loss)
March 31, 2002                            --               --            (202,536)         (202,536)
                                    ----------        ---------       -----------         ---------

Balance at March 31, 2002           $1,588,807        $(606,931)      $(1,128,366)        $(136,833)
                                    ==========        =========       ===========          ========

Issued for cash
April 9, 2002                           44,077             --                --              44,220

Issued for cash
May 9, 2002                             80,730             --                --              81,000

Issued for cash
June 9, 2002                           264,319             --                --             265,174

Net income (loss)
June 30, 2002                             --               --            (109,488)         (109,488)
                                    ----------        ---------       -----------          --------
Balance at June 30, 2002            $1,977,933        $(606,931)      $(1,237,854)         $144,073
                                    ==========        =========       ===========          ========

Issued for cash
July 1, 2002                            46,350             --                --              46,500

Issued for cash
September 19, 2002                        --               --                --              10,000

Future services received
September 30, 2002                        --            303,466              --             303,466

Net income (loss)
September 30, 2002                        --               --            (552,862)         (552,862)
                                    ----------        ---------       -----------          --------

Balance at September 30, 2002       $2,024,283        $(303,465)      $(1,790,716)         $(48,823)
                                    ==========        =========       ===========          ========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                           Nine months ended
                                                        -----------------------
                                                         9/30/02      9/30/01
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                          $(864,886)    $(606,384)
    Depreciation                                            6,134           916
    Stock subscription amortization                       437,254
Adjustments to reconcile net (loss)
to net cash (used) by operations:
    (Increase) decrease in accounts receivable             (8,330)        3,414
    (Increase) decrease in deposits                        (2,050)         --
    Increase (decrease) in accrued expenses                 7,224        24,609
    Increase (decrease) in development expenses              --         401,589
    Increase (decrease) in accounts payable                59,916        (2,000)
    Increase (decrease) in payroll liabilities             10,553          --
                                                        ---------     ---------
Net cash (used) by operating activities                  (354,185)     (177,856)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                              (85,545)         --
    Officer's salary advance                              (27,000)       44,500
                                                        ---------     ---------
Net cash used by investing activities                    (112,545)       44,500
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                1,554        76,611
    Increase in additional paid-in capital                482,841            76
    Loans from shareholders                               (15,889)         --
    Advances to shareholders                                 --         (30,265)
                                                        ---------     ---------
Net cash provided by financing activities                 468,506        46,422
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                             1,776       (86,934)

CASH, BEGINNING OF PERIOD                                     597       124,340
                                                        ---------     ---------

CASH, END OF PERIOD                                        $2,373       $37,406
                                                        =========     =========

SUPPLEMENTARY INFORMATION:
    Interest paid                                       $    --       $    --
                                                        =========     =========
    Income taxes paid                                   $    --       $    --
                                                        =========     =========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30 2002


NOTE 1 - ORGANIZATION AND PURPOSE

         Media and Entertainment.com, Inc. (a development stage company) was incorporated in the State of Nevada on April 27, 2000. The Company has been organized for the primary purpose of offering full spectrum media advertising, media management, communications technologies, and related services to the entertainment industry. Media & Entertainment.com is an Internet solutions company that has developed proprietary streaming and encryption software with broad applications. Since the acquisition of Nexcode, Inc. in August 2001, the Company's focus has turned to the commercialization of Nexcode's NetDVD StreamShare technology. We believe based on our knowledge of the industry that our software is able to compete in the marketplace with virtually all other companies.

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

         Earnings Per Share Calculations

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic The weighted average number of common shares outstanding was 11,074,135 and 5,844,315 for the periods ended September 30, 2002 and 2001, respectively. Diluted EPS reflects the potential

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. The stock issuance of September 18, 2002 was considered anti-dilutive for the purpose of computing the earnings per share because the conversion price exceeds the market value of the Company's common stock. Therefore, no diluted EPS was calculated.

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

                 Computer Equipment                         5 Years

                 Software                                   3 Years

         Depreciation expense for the quarters ended September 30, 2002 and September 30, 2001 was $4,525 and $0, respectively.

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

         Advertising

         Advertising costs are to be expensed when incurred. There were no advertising costs for the periods ended September 30, 2002 and September 30, 2001.

         Revenue Recognition

         The Company is in the process of developing and implementing accrual based revenue recognition policies.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002


NOTE 3 - GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2002, the Company had recognized $17,551 of revenues to date and had accumulated operating losses of approximately $1,790,716 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

         November 7, 2000 - The Company closed its offering pursuant to Rule 504, Regulation D, under the Securities Act of 1933, as amended, whereby it sold a total of 1,699,750 shares of its $0.001 par value common stock at $0.10 per share to outside investors. All of these shares were issued in exchange for cash in the amount of $169,975, before offering costs in the amount of $1,300. Of the total cash received, $1,700 is the stated value of common stock and $168,275 is considered additional paid-in capital. The Company sold all 1,699,750 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers or directors.

         On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for agreements to perform future services. The value of services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         From March 14 through June 20, 2002, the Company sold an aggregate of 1,389,019 shares of $0.001 par value common stock for aggregate cash proceeds of $427,894 in a private placement to a total of 11 accredited investors.

         July 1, 2002 - The Company issued 150,000 shares to one individual as follows:

                  The Company issued to an investor 150,000 shares of $0.001 par value common stock in exchange for cash in the amount of $46,500.

         September 18, 2002 - The Company issued 100 shares and 10 warrants to one individual as follows:

                  The Company issued to an investor 100 shares of series A convertible preferred stock, $0.001 par value, convertible into 16,667 shares of common stock, at a conversion rate of $.60 per share of common stock and 10 class A stock warrants, convertible into 2,780 shares of common stock, at an exercise rate of $2.50 per share; in exchange for cash in the amount of $10,000. These warrants expire in 2005. For the purpose of computing the earnings per share, these shares were considered anti-dilutive because the conversion price exceeds the market value of the Company's common stock. Therefore, no diluted EPS was calculated.

         All shares issued since March 14, 2002, were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

         Stock Subscriptions

         On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for agreements to perform future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the fair market value of $0.10 per share.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         On June 7, 2001, 455,000 shares of common stock were issued to two individuals in exchange for agreements to perform future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers.

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

         On July 31, 2001, 200,000 shares of common stock were issued to three individuals and one organization in exchange for agreements to perform future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers.

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)


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

         In August 2001, 400,000 shares of common stock were issued to two individuals and one organization in exchange for agreements to perform future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers.

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

         In September 2001, 750,000 shares of common stock were issued to three individuals and one organization in exchange for agreements to perform future services. The value of the services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers.

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002



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

                        Nana Valley, Chief Executive Officer, 400,000 shares

                        Ceasar Collazo, Chief Technology Officer, 400,000 shares

                        Michael Brown, Chief Operating Officer, 400,000 shares

NOTE 5 - RELATED PARTY TRANSACTIONS

         Officers' salaries of $68,977 were included in general and administrative expenses, related party, as of September 30, 2002.

         As of September 30, 2002, the Company had a salary advance to the president of the company in the amount of $67,000. This advance occurred prior to the passing of the Sarbanes-Oxley Act of 2002.

         The Company received two loans of $44,719 and $87,103 from two shareholders, each bearing interest at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period ended September 30, 2002, the Company accrued interest expense of $7,224 related to these notes.

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

NOTE 6 - MATERIAL CONTRACTS/AGREEMENTS

         On July 30, 2001, the Company executed an asset purchase agreement with Matthews Affiliated Productions (Matthews) whereby the Company purchased all of the assets of Matthews in exchange for 100,000 shares of $0.001 par value common stock. In addition, the Company entered into an employment agreement with the current president of Matthews that was to include a base salary of $60,000 and stock options based upon the performance of Matthews with a maximum of 100,000 shares of $0.001 par value common stock.

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002

NOTE 6 - MATERIAL CONTRACTS/AGREEMENTS (CONTINUED)


         On August 16, 2001, the Company executed an asset purchase agreement with Nexcode, Inc. whereby the Company purchased all of the assets of Nexcode in exchange for 1,200,000 shares of $0.001 par value common stock of the Company. All tangible and intangible assets were acquired, including Copyrights, Trademarks, Patents, and Technologies or Proprietary Processes, existing and future versions.

         The 1,200,000 shares of common stock of the Company were issued to the current shareholders of Nexcode on a pro-rata basis (see note 4 Stockholders' Equity). The Company was to enter into employment agreements with each of the three current officers and directors of Nexcode that will include a base salary of $78,000 plus bonuses and stock options. Stock options will be granted based upon the performance of the Company with a minimum of 100,000 shares and a maximum of 1,000,000 shares of $0.001 par value common stock of the Company. As of June 30, 2002, the Company has paid $40,000 to Nexcode for the purpose of developing the assets of Nexcode. The Company is engaged in efforts to raise a minimum of $250,000 of capital to set up a new infrastructure for and to launch and roll out products related to the assets.

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

NOTE 7 - RECLASSIFICATIONS

          Certain reclassifications have been made to the September 30, 2001 amounts to conform with the September 30, 2002 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

NOTE 8 - SUMMARY OF NON-CASH TRANSACTIONS

          At September 30, 2002, the Company amortized $303,466 of stock subscriptions which is included as part of the general and administrative expenses, related party.

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

                        MEDIA AND ENTERTAINMENT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF SEPTEMBER 30 2002

NOTE 9 - RECENT PRONOUNCEMENTS (CONTINUED)


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

Item 2.  Management's Plan of Operation.

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

General

         Media and Entertainment.com, Inc. is a technology and media company. We believe that our proprietary software, NetDVD Streamshare, establishes a new standard for the streaming, compression, storage and secure transmission of complex data files of digital information via the Internet. NetDVD Streamshare enables Internet users to view all types of video online in full screen format, at very high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections. The technology makes it possible to produce highly scalable, fault tolerant, fully integrated streaming of scheduled and live video over the Internet.

         We believe our software offers a technological advantage that gives us the opportunity to either launch our own stand-alone streaming media system or join forces with existing media companies by allowing them to incorporate our proprietary software into their current delivery systems and share in the projected revenue streams.

         Utilizing the latest in digital and streaming technology, our services should lead to more efficient and effective dissemination of traditional cinema advertising materials.

Material Changes in Results of Operations

         For the quarter ended September 30, 2002, we incurred a net loss of $552,862 on revenues of $3,626. Total expenses, primarily representing general and administrative expenses, as well as research and development expenses, were $556,488, during the quarter ended September 30, 2002, compared to $540,986 for the same quarter last year. Of the $556,488 total expenses, $303,465 comprised services rendered to the Company in exchange for restricted stock.

         For the nine months ended September 30, 2002, we incurred a net loss of $864,886 on revenues of $17,551. Total expenses, primarily representing general and administrative expenses, as well as research and development expenses, were $875,213 including interest expenses of $7,224, during the nine months ended September 30, 2002, compared to $644,381 of general and administrative expenses for the same period last year.

Material Changes in Financial Condition

         As of September 30, 2002, we had a working capital deficit of $210,865, as compared with a deficit of $154,952 at December 31, 2001. Subsequent to September 30, 2002, we raised $50,000 gross proceeds in a private placement of equity securities.

         For the nine months ended September 30, 2002, we experienced a net decrease in cash of $235,375. We believe we have sufficient operating capital to fund our operations through December 31, 2002. We have slowed our growth rate to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing. We are raising additional funds through an ongoing private placement. Although we have raised the minimum amount required by this private placement, we may not raise sufficient funds to satisfy all of our financial obligations and future growth plans beyond December 31, 2002.

         If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their report, dated November 12, 2002, that there is substantial doubt about our ability to continue as a going concern over the next twelve months without increased revenues or additional financing.

         For the nine months ended September 30, 2002, we used $354,185 in operating activities as compared with $177,856 used in the comparable period last year. The amount used during the nine months ended September 30, 2002, consisted primarily of our net loss of $864,886 offset, in part, by a stock subscription of $437,254 and an increase in accounts payable of $59,916. Last year's net loss of $606,384 was offset, in part, by a $401,589 increase in development expenses.

         For the nine months ended September 30, 2002, we used $112,545 in investing activities, consisting of the purchase of fixed assets and salary advances to an officer, compared with $44,500 of salary advances to an officer in the comparable period last year.

         For the nine months ended September 30, 2002, we had net cash provided by financing activities of $468,506 primarily from sales of securities, as compared with $46,422 in the comparable period last year.

Continuing Operations

         Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business in the compression technology software industry. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. We may hire additional sales people in the near future. We expect these sales people to receive salary and compensation in the form of commissions, to minimize the operating capital requirements of the Company. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business.

         We may be unable to compete successfully, and the competitive pressures we may face may have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Item 3. Controls and Procedures.

         Within 90 days of the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes (including any corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                           PART II - OTHER INFORMATION

Item 2. Changes In Securities.

         On July 1, 2002, we sold 150,000 shares of common stock to an accredited investor at a price of $.31 per share, for proceeds of $46,500. The shares were sold without an underwriter, and we paid no commissions. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

         On September 30, 2002, we sold 10 units to an accredited investor at a price of $1,000 per unit, for proceeds of $10,000. Each unit consists of 100 shares of Series A Convertible Preferred Stock, initially convertible into 1,667 shares of common stock, and Class A Common Stock Purchase Warrants to purchase 278 shares of common stock at an exercise price of $2.50 per share. The securities were sold without an underwriter, and we paid no commissions. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

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


                                            MEDIA AND ENTERTAINMENT.COM, INC.


Dated: November 14, 2002                    /s/ Roger Paglia
                                            ------------------------------------
                                            Roger Paglia
                                            Chief Executive Officer



Dated: November 14, 2002                    /s/ Jon J. Jannotta
                                            ------------------------------------
                                            Jon J. Jannotta
                                            Chief Financial Officer

                                 CERTIFICATIONS

         I, Roger Paglia, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Media and Entertainment.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002           /s/ Roger Paglia
                                  ---------------------------------------------
                                  Roger Paglia
                                  Chief Executive Officer

                                 CERTIFICATIONS

         I, Jon J. Jannotta, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Media and Entertainment.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          Jon J. Jannotta
                                 ----------------------------------------------
                                 Jon J. Jannotta
                                 Chief Financial Officer