Form 10KSB
period 2002-12-31
MEDIA & ENTERTAINMENT COM INC
filed 2003-04-15
CIK 1120411

==============================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           --------------------
                                FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0-5418


                     MEDIA AND ENTERTAINMENT.COM, INC.
                 ----------------------------------------
              (Name of small business issuer in its charter)

                 Nevada                           52-2236253
          -------------------                   --------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

        10120 S. Eastern Avenue
               Suite 200
             Las Vegas, NV                          89052
   --------------------------------               ---------
(Address of principal executive offices)          (Zip Code)

                 Issuer's Telephone Number (702) 492-1282

    Securities Registered Under Section 12(b) of the Exchange Act: NONE

      Securities Registered Under Section 12(g) of the Exchange Act:

                       Common stock, $.001 par value
                             (Title of class)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]  No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The issuer's revenues for the fiscal year ended December 31, 2002 were $25,615.00.

  The aggregate market value of the issuer's common stock held by non-affiliates as of March 28, 2003, was approximately $535,407. On such date, the average of the closing bid and ask prices for the issuer's common stock, as quoted on the OTC Bulletin Board, was $0.0725.

  The issuer had 15,500,635 shares of common stock outstanding as of March
28, 2003.
==============================================================================



                             PART I

Item 1.    Description of Business.

     We were formed as a Nevada Corporation on April 27, 2000, under the name Media and Entertainment.com, Inc. Our Articles of Incorporation, as amended, authorize us to issue up to fifty million (50,000,000) shares of common stock at a par value of $0.001 per share and five million (5,000,000) shares of preferred stock at a par value of $0.001.

     On August 16, 2001, we executed an asset purchase agreement with Nexcode, Inc. whereby we purchased all of the assets of Nexcode in exchange for 1,200,000 shares of our common stock. The only asset acquired was in process technology for the online broadcast of video. We entered into employment agreements with each of the three current officers and directors of Nexcode.

     On July 31, 2001, we executed an asset purchase agreement to purchase all of the assets of Matthews Affiliated Productions ("MAP") in exchange for 100,000 shares of our common stock and an employment agreement for the current president of Matthews. On February 28, 2002, we terminated and rescinded the asset purchase agreement with MAP, effective as of December 31, 2001. Since the date of acquisition, MAP did not have significant operating activity.

     On July 18, 2002, we entered into a joint venture with Prime Time Christian Broadcasting, Inc. ("PTCB") and formed PTCB Media LLC, a Delaware limited liability company ("PTCB Media"), to develop and maintain a Website, utilizing our NetDVD StreamShareTM technology, to transmit PTCB's video-on-demand content over the Internet. On January 28, 2003, management chose to terminate all agreements with PTCB.

     On July 23, 2003, we entered into a joint venture with Integrated Communications Consultants Corporation ("ICCC") and formed ICC Media LLC, a Delaware limited liability company ("ICC Media"), to jointly exploit our NetDVD StreamShare technology and ICCC's telecommunications services. ICC Media's revenues are to be allocated equally between MEDE and ICCC.

     Business Development and Summary

     General

     We are an Internet solutions company, and we have developed streaming and encryption software with broad applications. Since our acquisition of Nexcode, Inc. in August 2001, our focus has turned to the commercialization of our NetDVD StreamShare technology. We believe, based on our knowledge of the industry, that our software is able to compete in the marketplace with virtually all other companies based on the following advantages, which are described below under "Products and Services":

  *    Seamless compatibility with all major media players
  *    Full screen viewing at between 24-30 frames per second
  *    Copyright enforcement
  *    Multi-tier encryption (move files in a secure environment)
  * Wireless viewing capabilities for laptops and hand-held products, such as cellular telephones and PDA devices.




-PAGE-




     Products and Services

     NetDVD StreamShare is compression software that facilitates the digitization of content and enhances the performance of existing hardware and software in the media, technology and telecommunications sectors. By creating variations on the core technology, we are in effect broadening the number of product applications, as well as expanding markets for our products. These applications include, but are not limited to:

     File Sharing Services: NetDVD StreamShare has a built-in Web server that enables the end user to stream and share Real Media, Windows Media and Apple Quick Time files from desktop to desktop. Its built-in search engine also allows the end user to search other NetDVD
     StreamShare users.

     Internet Streaming Player: NetDVD StreamShare's integrated media player allows the end user to use only one player in order to watch Internet multi media files. The media player plays all Real Media, Windows
     Media and Apple Quick Time formats.

     Video Share System (Video Broadcasting T.V.): NetDVD StreamShare allows anyone to start their own television broadcast company from their own desktop or home computer. With NetDVD StreamShare's technology you can now broadcast Real Media, Windows Media and Apple Quick Time content to anyone on the Internet without having to rent or purchase a server computer.

     Audio Share System (Audio Broadcasting System): NetDVD
     StreamShare allows anyone to start their own radio broadcast company from their very own desktop or home computer. With NetDVD's StreamShare's technology you can now broadcast Real Media, Windows Media and Apple
     Quick Time content, to anyone on the Internet without having to rent or purchase a server computer.

     Secure On Demand: NetDVD StreamShare allows you to securely encrypt files with its four tier encryption method with the capabilities of compressing most data files up to 63% smaller for Internet delivery. Encrypted files will move 100 times faster via LAN/WAN, Intranet, Extranet and Internet Network connection with data rights management in a secure environment.

     Encryption: NetDVD StreamShare technology allows you to securely encrypt any Real Media, Windows Media and Apple Quick Time content, for secure pay-per-view viewing over the NetDVD StreamShare Network.

     Video Player: NetDVD StreamShare technology allows you to password encrypt any Real Media, Windows Media and Apple Quick Time video file from children at home.

     Picture Viewer: NetDVD StreamShare technology allows you to securely teleconference and file sharing using
     Real Media, Windows Media and Apple Quick Time encoder.

     File Conversion: NetDVD StreamShare technology allows you to convert any video file format to any Real Media, Windows Media and Apple Quick Time.

     Teleconferencing: NetDVD StreamShare technology allows you to securely teleconference with multiple venues using any Real Media, Windows Media and Apple Quick
     Time encoder.

     Markets

     NetDVD StreamShare technology provides new applications that open market opportunities to companies seeking to expand revenues and broaden sales. Our business model is to create revenue sharing partnerships with companies seeking to implement the benefits of NetDVD StreamShare.




-PAGE-




     Opportunities exist with cellular phone companies, such as Motorola or NTT DoCoMo, seeking to exploit third generation (3G) capabilities (e.g., PDAs and third generation cell phones), and large video catalog companies , such as AOL Time Warner and Disney, which could capitalize on the digitization of video for secure broadcasting over the Internet. Telephony companies, such as SBC Communications, are seeking to broaden their reach into wireless telephony and increase operating efficiencies by compressing content, which increases volume over existing bandwidth. Additional opportunities exist with large technology companies such as Real Networks, Microsoft and Apple Computer which are seeking to enhance the performance of their media players by including features like high quality, full screen streaming with theater quality, sound and picture.

     In addition to pursuing the commercialization of NetDVD StreamShare, we intend to pursue relationships that enable us to share in royalty interests in existing content libraries, as well as production and equity participation in new content. While there can be no assurance a definitive agreement will be executed, we will attempt to achieve this objective.

     We further intend to pursue strategic relationships that allow us the opportunity of distributing content on a global basis. In pursuing this course, we believe we may be able to enter into strategic relationships that open distribution opportunities in countries outside of the continental United States.

     We believe there are a large number of niche markets that NetDVD StreamShare can affordably open with limited overhead expense. These include broadcasting live sports events for universities, boxing events or other markets that have a loyal following.

     There are opportunities for NetDVD StreamShare software in industries that are storage intensive. These companies would include those involved in database management and storage.

     In summary, we intend to actively pursue the duel objectives of (i) commercialization of our NetDVD StreamShare software through strategic partnership agreements, and (ii) the pursuit of strategic relationships that create ongoing revenue sharing agreements in both existing and new media content and the global distribution of these properties.

     As we focus our efforts on the commercialization of Net DVD StreamShare, we plan to exploit synergistic opportunities that may present themselves. We believe opportunities to participate in the production and distribution of content may be reasonably pursued without a significant diversion from our core competency.

     Competition

     There are many competitors in these various markets including, but not limited to, Sorensen Media and DivX, but we believe our software solution has cost and performance benefits that exceed the performance of the products of the competition. Competing solutions to our NetDVD StreamShare typically implement hardware into their products, as well as software, and require extraordinary amounts of bandwidth which increases the cost of implementing their solutions. In comparison, NetDVD StreamShare is exclusively a software solution reducing the cost of implementation and increasing the convenience to the end user. Additional advantages include significantly reduced demands on bandwidth which translates into greater cost savings and broader access to consumers seeking the benefits of Website access.

     Regulation

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




-PAGE-




     Research and Development Activities

     We believe we can minimize the cost to produce necessary software by outsourcing instead of maintaining an in-house development team. However, our goal is to implement innovative methods of utilizing the Internet. Thus, we will always be seeking new methods, applications, and usages of the Internet.

     As a result of our acquisition of Nexcode, we incurred $406,000 of research and development expenditures during the year ended December 31, 2001, and we incurred $223,441 of research and development expenditures during the year ended December 31, 2002. Because the only asset acquired was in process technology for the online broadcast of video, the difference between the purchase price and the fair market value of the assets acquired was expensed as research and development. We believe we will incur approximately $10,000 in research and development expenses over the next twelve (12) months. These costs are not expected to be borne by any of our customers, of which there currently are none, but rather by us.

     Employees

     During the year ended December 31, 2002, we had eight employees. We presently have five employees. Our employees are not represented by a collective bargaining agreement, and we believe our relations with our employees are good. All of our research and development has been subcontracted to outside vendors.

Item 2.    Description of Property.

     Our corporate headquarters are located at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052, telephone: (702) 492-1282. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service.

     We also lease office space at 3407 Winona Avenue, Burbank, California, from an unaffiliated third party. Monthly rent is $1,500, and the lease is month to month.

     We believe that we have adequate facilities to conduct our current operations, and we do not expect to seek additional administrative offices and/or research facilities for the next 12 months. We have no current proposed programs for the renovation, improvement or development of our current facilities.

Item 3.    Legal Proceedings.

     We are not involved in any legal proceeding which may be deemed to be material to our financial condition.

Item 4.    Submission of Matters To a Vote of Security Holders

     At a Special Meeting of Shareholders held on October 10, 2002, our shareholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares. There were 7,688,458 votes cast for the amendment, 69,000 votes cast against, and 426,355 votes abstained. Our shareholders also approved the adoption of our 2002 Employee Stock Incentive Plan. There were 7,688,258 votes cast for the adoption, 69,200 votes cast against, and 426,355 votes abstained.

                             PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc., under the symbol MEDE. The following table sets forth the high and low closing bid quotations for our common stock for each fiscal quarter during the last two fiscal years, beginning May 14, 2001, when our shares commenced trading, as reported by Pink Sheets, LLC:




-PAGE-




     2002                       High Bid     Low Bid
     Jan. 1 through Mar. 31     .45          .21
     Apr. 1 through June 30     .93          .22
     July 1 through Sept. 30    .88          .35
     Oct. 1 through Dec. 31     .65          .49

     2001                       High Bid     Low Bid
     May 14 through June 30     .32          .10
     July 1 through Sept. 30    .35          .15
     Oct. 1 through Dec. 31     .55          .25

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

     As of March 28, 2003, there were 71 record holders of our common stock.

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

     Recent Sales of Unregistered Securities

     From October 2002 through December 2002, we sold an aggregate of 145 units to three accredited investors, each unit consisting of 100 shares of Series A Convertible Preferred Stock and warrants to purchase 278 shares of common stock at an exercise price of $2.50 per share, for gross proceeds of $145,000. Each share of Series A Convertible Preferred Stock is initially convertible into 16.67 shares of common stock. The offering was underwritten by EDI Financial, to whom we paid $11,000 in underwriting commissions. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

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




-PAGE-




     General

     Media and Entertainment.com, Inc. is an Internet solutions company. We believe that our software establishes a new standard for the streaming of digital information via the Internet. It enables Internet users to view all types of online video in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections. The technology can make it possible to produce streaming of scheduled and live video over the Internet.

     Media and Entertainment.com is pursuing the commercialization of its software, which we believe establishes a new standard for the streaming of digital information via the Internet.

     We believe our software offers a technological advantage that gives us the opportunity to either launch our own stand-alone streaming media system or join forces with the existing media companies by allowing them to incorporate our software into their current delivery systems and share in the projected revenue streams.

     Utilizing the latest in digital and streaming technology, our services should lead to more efficient and effective dissemination of traditional cinema advertising materials.

     Material Changes in Results of Operations and Financial Condition

     For the year ended December 31, 2002, we incurred a net loss of $1,066,239 on revenues of $25,615. Total expenses, representing general and administrative expenses, as well as research and development expenses, were $1,069,961, including interest expenses of $9,987, during the year ended December 31, 2002, compared to $826,065 of general and administrative expenses for the previous year.

     As of December 31, 2002, we had a working capital deficit of $231,433, compared to a deficit of $154,952 at December 31, 2001.
Subsequent to September 30, 2002, we raised $145,000 gross proceeds in a private placement of equity securities.

     For the year ended December 31, 2002, we experienced a net increase in cash of $12,321. Our management has slowed our growth rate to accommodate our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and upon obtaining additional financing.

     If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further curtail reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their report for the year ended December 31, 2002 that there is substantial doubt about our ability to continue as a going concern over the next twelve months without increased revenues or additional financing.

     For the year ended December 31, 2002, we used $532,537 in operating activities, compared to $191,497 used in the previous year.

     For the year ended December 31, 2002, we used $86,759 in investing activities, consisting of the purchase of computers and other technological equipment and salary advances to an officer, compared to $49,555 of salary advances to an officer during the previous year.

     For the year ended December 31, 2002, we had net cash provided by financing activities of $623,242 primarily from sales of securities compared to $147,711 in the previous year.




-PAGE-




     Continuing Operations

     Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. We may hire additional sales people in the near future. We expect these sales people to receive salary and compensation in the form of commissions to minimize our operating capital requirements. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business.

     We may be unable to compete successfully, and the competitive pressures we may face may have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. If we require additional capital, we may be required to raise additional capital through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Item 7.    Financial Statements.

     Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.

     None.

                            PART III

Item 9. Directors , Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal. Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. Each director has been elected to the Board of Directors pursuant to his employment agreement. Our directors and executive officer are as follows:

                               Principal Positions and Offices with our
Name                    Age    Company
---------------        -----  -------------------------------------------------
Benedict L. Paglia       60    Acting Chief Executive Officer,
                               Acting Chief Financial Officer,
                               Vice President, Secretary and
                               Director

Jon J. Jannotta          54    Executive Vice President and Director

Bernard Grossman         60    Vice President, Chief Operating Officer and
                               Director

Nana Yalley              42    Vice President, Chief Information
                               Officer and Director

James B. Anderson,Ph.D.  52    Director


     Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.




-PAGE-




     Benedict Paglia has served as our Vice President and Secretary since our inception. He is also currently serving as Acting Chief Executive Officer and Acting Chief Financial Officer. He also co-founded and currently serves as chief executive officer of Allied Systems Group, a management consulting, engineering, and design firm, which provides services including logistics, consulting, engineering, facilities engineering, e-commerce and website development. Allied Systems Group developed the "Virtual Consultant" and was the first to offer management consulting services via the Internet. Mr. Paglia also co-founded and was a partner in DC Global Network, an Internet-based consultancy offering a full line of business consulting services, providing business and operational solutions to distributors, retailers, and manufacturers around the globe. Mr. Paglia also has an extensive twenty year background in the entertainment business, including the design, development, construction and/or operation of the "state of the art" live performance venues, as owner and/or operator of nightclubs and discos. He has also promoted and produced live concerts featuring headline mainstream performers, as well as artist management and record production. Benedict Paglia is the brother of Roger Paglia, our former Chairman of the Board and President.

     Jon J. Jannotta has served as our Executive Vice President since our inception. He has also been a principal and director of Jon J. Jannotta Architects-Planners, Inc. since prior to our inception. Mr. Jannotta has been a licensed general contractor in the state of California for over twenty years and a licensed architect in the states of California and Nevada for thirteen years. Mr. Jannotta holds a Bachelor of Architecture and a Masters Degree in Architecture and Urban Planning. Mr. Jannotta's experience not only includes the business of architecture, but he is also presently involved as a partner in two major shopping centers, both as an architect and as a general partner in the development. Mr. Jannotta is also a partner in two Nevada multi-family projects in he which he has developed the project from the initial site identification and subsequent land acquisition, to the completed product development. Mr. Jannotta's experience includes the practice of architecture, the knowledge of the construction industry, and the expertise of a developer, as well as general business administration. Mr. Jannotta has been in business since 1974 in the Southern California area and has done extensive work in the Las Vegas Metropolitan area since 1984.

     Bernard Grossman serves as our Vice President and Chief Operating Officer. Mr. Grossman has over 30 years of experience in the entertainment industry in senior management, promotions, marketing and finance. Mr. Grossman is responsible for focusing and directing the growth of Media and Entertainment.com's business development. He began working in the entertainment industry in 1969 as Regional Promotion Director for A&M Records and worked his way through various senior management positions to VP of Sales and Marketing of National Accounts. He also led Alfa Records of Japan's U.S. label as VP of promotion and served as VP/General Manager of Zebra Records, and in 1987 he became VP/Director of Sales and Marketing at the Welk Music Group, Lawrence Welk's entertainment conglomerate. In 1997, he formed a national distribution network for independent record labels. Most recently Mr. Grossman served as a partner in Shadow Creek Partners, a firm that provides bridge financing, secured by real property, patents, fine art, intellectual properties and debt instruments.

     Nana Yalley serves as our Chief Information Officer. Mr. Yalley, who was the co-founder of Nexcode, trail-blazed the music sequencer software revolution in the early eighties, as software designer/producer, co-creating a metronome-based midi controller for live music performers. He built and operated a state-of-the-art custom recording studio in London, England, and has freelanced as a music composer / producer for film and television. During the past 18 years, he has established himself internationally as an avant-garde audio engineer and custom sound-effects designer for the motion picture and television industries. Prior to launching Nexcode Inc., Mr. Yalley was President and CEO of AllnetBroadcast.com Inc., a global broadband audio / video streaming solutions and content development firm. With a solid background in mainstream media and e-commerce promotional strategies.

     James B. Anderson, Ph.D. was appointed by the Company's Board of Directors to fill a vacancy on the Board on September 19, 2002. Since November 2001, Dr. Anderson has been an adjunct professor of Molecular and Cell Biology at the University of Connecticut. Since September 1997, Dr. Anderson has been a principal of Lantern Hill Capital, which provides management consulting services to development stage companies, primarily in medical-related fields. From 1990 to 1997, Dr. Anderson was a portfolio manager for The Travelers Insurance Companies, where he was responsible for managing annual commitments of approximately $25 million, on average. Dr. Anderson earned his doctoral degree in X-Ray Crystallography and has written over 30 published articles in the fields of X-ray crystallography, mineralogy and rational drug design.




-PAGE-




     Directors

     Our bylaws currently provide for a board of directors comprised of a minimum of one director.

     Board Committees

     We currently have no compensation committee or other board committee performing equivalent functions. Currently, the members of our board of directors participate in discussions concerning executive officer compensation.

     Director Compensation

     We currently do not have in effect a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

     Legal Proceedings

     No officer, director, or persons nominated for such positions, and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

     Compliance with Section 16(a) of the Exchange Act

     Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2002, except the following: Roger Paglia filed a late Form 3 with respect to his initial ownership and three late Form 4s with respect to three transactions; Benedict Paglia filed a late Form 3 with respect to his initial ownership and two late Form 4s with respect to two transactions; Jon Jannotta filed a late Form 3 with respect to his initial ownership and three late Form 4s with respect to three transactions; Bernard Grossman filed a late Form 3 with respect to his initial ownership and one late Form 4 with respect to one transaction; and Nana Yalley filed a late Form 3 with respect to his initial ownership and one late Form 4 with respect to one transaction.

Item 10.   Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2002, 2001 and 2000 by those persons who served as chief executive officer during our 2002 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during the year ended December 31, 2002.









-PAGE-




                   Summary Compensation Table

                                  Annual Compensation
 Name and                        ----------------------
 Principal Position     Year            Salary
--------------------   ------    ----------------------
  Roger                 2002        194,880(2)
  Paglia(1)             2001        123,000(3)
  CEO                   2000         60,000(4)

  Benedict              2002        155,904(5)
  Paglia                2001         98,400(6)
  Acting CEO            2000         48,000(7)

  Jon                   2002        155,904(8)
  Jannotta              2001         98,400(9)
  Executive VP          2000         48,000(10)

  Bernard               2002        155,904(11)
  Grossman              2001         68,400(12)
  VP, COO               2000              -

(1) Roger Paglia resigned from all positions with the company, effective February 6, 2003, because of personal reasons unrelated to our business.

(2) Consists of $122,725 paid in cash, $53,255 paid in stock and $18,900 accrued and unpaid as of the date of this report.

(3)  Consists of $85,637 paid in cash and $37,363 paid in stock.

(4)  Consists of $36,000 paid in cash and $24,000 paid in stock.

(5) Consists of $16,402 paid in cash, $60,264 paid in stock and $79,238 accrued and unpaid as of the date of this report.

(6)  Consists of $98,400 paid in stock.

(7)  Consists of $48,000 paid in stock.

(8) Consists of $15,000 paid in cash, $60,264 paid in stock and $80,640 accrued and unpaid as of the date of this report.

(9)  Consists of $98,400 paid in stock.

(10) Consists of $48,000 paid in stock.

(11) Consists of $60,264 paid in stock and $95,640 accrued and unpaid as of the date of this report.

(12) Consists of $68,400 paid in stock.

     Option Grants in Last Fiscal Year; Aggregated Option
     Exercises in Last Fiscal Year and Fiscal Year End Option
     Values




-PAGE-




     We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our fiscal year ended December 31, 2002. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2002 fiscal year. In October 2002, our stockholders approved our 2002 Employee Stock Incentive Plan. Our executive officers are eligible to receive awards under this plan.

     Employment Agreements

     Effective October 1, 2001, the company entered into Employment Agreements with Roger Paglia, Benedict Paglia, Jon
Jannotta and Bernard Grossman. The term of each of these agreements is for five (5) years with automatic annual renewals for additional one (1) year terms.

     Roger Paglia's salary for the first year of the agreement is $192,000. Benedict Paglia, Jon Jannotta and Bernard Grossman's salary for the first year of their agreements is $153,600. Each of the agreements provides for an annual minimum salary increase of 6% per year and provides each employee the option to purchase, at any time during the term of the agreement, a number of shares of common stock equal to up to 5% of our total authorized issue of common stock. Each agreement also provides for an expense allowance of up to $30,000 per year and other benefits and perquisites,including premiums for health and life insurance, none of which have been paid, accrued or otherwise provided to any such person at any time.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     Our common stock and our Series A Convertible Preferred Stock ("Series A Preferred") are the only classes of our voting securities presently outstanding. Holders of Series A Preferred vote together with holders of common stock on an "as converted" basis. No "named executive officer" or director beneficially owns any shares of Series A Preferred, and to our knowledge no holder of Series A Preferred can be deemed to beneficially own 5% or more of the outstanding shares of our common stock.

     The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of
March 28, 2003, on which date there were 15,500,635 shares
outstanding, by:

     * each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

     *  each of our "named executive officers" and directors, and

     *  all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

     The term "named executive officers" is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table set forth in Item 10 of this report.

     Except as otherwise indicated in the notes to the following table,

     * we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

     * the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Media and Entertainment.com, Inc., 10120 S. Eastern Avenue, Suite 200 Las Vegas, Nevada 89052.




-PAGE-





                                                   Percentage of
                                  Amount and       Outstanding
Name and                          Nature of        Shares Owned
Address                           Beneficial
                                  Ownership
-------------------------      ---------------   -----------------
Benedict Paglia................  1,001,420            6.46 %

Jon J. Jannotta................  2,969,966           19.16 %

Bernard Grossman...............    472,984            3.05 %

Nana Yalley....................  1,070,007            6.90 %

Roger Paglia...................  2,451,330           15.81 %

Caesar Collazo.................  1,109,658            7.16 %

James B. Anderson, Ph.D. ......     50,000               *

All directors and executive....  5,564,377           35.90 %
officers as a group
(5 persons)
----------
* Represents less than 1%.

     The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2002:

                   Number of       Weighted-       Number of
                 securities to      average       securities
                be issued upon  exercise price     remaining
                  exercise of   of outstanding   available for
                  outstanding      options,         future
                   options,      warrants and   issuance under
                 warrants and       rights          equity
                    rights            (b)        compensation
                      (a)                            plans
                                                  (excluding
                                                  securities
                                                 reflected in
                                                  column (a))
                                                      (c)
                ---------------  --------------  ----------------
Equity                 -               -               -
compensation
plans approved
by security
holders

Equity                 -               -               -
compensation
plans not
approved by
security
holders
                ---------------  --------------  ----------------
Total                  -               -               -


Item 12.   Certain Relationships and Related Transactions.

     We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except for the employment agreements we entered into which are discussed in the "Employment Agreements" subsection of
Item 10 of this report.




-PAGE-




Item 13.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Articles of Incorporation of Media and
               Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002.

          3.2  By-laws of Media and Entertainment.com, Inc.
               (incorporated herein by reference from Exhibit
               3(b) to the Registrant's registration statement on Form 10-SB, filed on January 17, 2001).

          10.1 Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict
               Paglia, and Bernard Grossman on October 1, 2001.

          21.1 List of subsidiaries of Registrant.

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     None.

Item 14.   Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

     Based on his evaluation as of a date within 90 days of the filing date of this report, our Acting Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     (b)  Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to our Acting Chief Executive and Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.










-PAGE-
















                  MEDIA AND ENTERTAINMENT.COM, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                    AUDITED FINANCIAL STATEMENTS

        FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 & 2001

























-PAGE-









                              CONTENTS


INDEPENDENT AUDITORS' REPORT                                          F-1


FINANCIAL STATEMENTS:

     Balance Sheets                                                   F-2

     Statements of Operations and Accumulated Deficit                 F-3

     Statements of Changes in Stockholders' Equity (Deficit)    F-4 - F-5

     Statements of Cash Flows                                         F-6


NOTES TO FINANCIAL STATEMENTS:                                 F-7 - F-18

























-PAGE-






                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Media And Entertainment.com, Inc.:

We have audited the accompanying balance sheets of Media And Entertainment.Com, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 financial statements referred to above present fairly, in all material respects, the financial position of Media And Entertainment.Com, Inc. (a development stage company) as of December 31, 2002, and the result of its operations and its cash flows for the periods ended December 31, 2002, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                              Chavez & Koch, CPA's, Ltd.

April 15, 2003
Henderson, Nevada





                                 F-1
-PAGE-



                                                  2002        2001
                          ASSETS              -----------  -----------
ASSETS:

 Current assets:
   Cash                                       $   4,543    $    597
   Accounts receivable                            8,375           -
                                              -----------  -----------
   Total current assets                          12,918         597
                                              -----------  -----------
 Fixed assets:
   Computer Equipment                            97,926       9,555
   Software                                       1,388           -
   Less: Accumulated depreciation               (12,817)       (899)
                                              -----------  -----------
    Total fixed assets                           86,497       8,656
                                              -----------  -----------
 Other assets:
   Officer's salary advance                      37,000      40,000
   Refundable deposits                            2,760         710
                                              -----------  -----------
    Total other assets                           39,760      40,710
                                              -----------  -----------
TOTAL ASSETS                                  $ 139,175    $ 49,963
                                              ===========  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Current liabilities:
   Accounts payable                           $  68,047    $  7,838
   Accrued expenses                              17,012           -
   Payroll tax liabilities                       17,733           -
   Loans payable - officer, director &
   shareholder                                  141,559     147,711
                                              -----------  -----------
    Total current liabilities                   244,351     155,549
                                              -----------  -----------

TOTAL LIABILITIES                               244,351     155,549
                                              -----------  -----------

Stockholders' equity:
 Convertible preferred stock, $0.001 par
 value 5,000,000
    shares authorized, 1,550 and zero
    shares issued and
    outstanding at 12/31/02 and
    12/31/01, respectively                            2          -
 Additional paid-in capital -
 Convertible preferred stock                    132,848
 Paid-in capital - Stock warrants                22,150           -
 Common stock, $0.001 par value,
 20,000,000 shares
    authorized, 11,075,765 and 9,536,750
    shares issued and
    outstanding at 12/31/02 and
    12/31/01, respectively                       11,075       9,537
 Additional paid-in capital - Common
 stock                                        2,024,283   1,551,427
 Stock subscriptions                           (303,465)   (740,720)
 Accumulated (deficit) during
 development stage                           (1,992,069)   (925,830)
                                              -----------  -----------
    Total stockholders' equity                 (105,176)   (105,586)
                                              -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'           $ 139,175    $ 49,963
EQUITY                                        ===========  ===========




                                 F-2
-PAGE-




                                   Twelve months ended          Inception to
                                 ---------------------------   --------------
                                   12/31/2002    12/31/2001      12/31/2002
                                 -------------  ------------   --------------

REVENUE                           $   25,615    $        -      $   25,615

COST OF GOODS SOLD                         -             -               -
                                 -------------  ------------   --------------

GROSS PROFIT                          25,615             -          25,615
                                 -------------  ------------   --------------
EXPENSES:
 Selling, general and
 administrative                      279,497       334,428         808,230
 Selling, general and
 administrative, related party       567,023        85,637         552,892
 Depreciation expense                 11,918           899          12,817
                                 -------------  ------------   --------------
   Total expenses                    858,438       420,964       1,373,939
                                 -------------  ------------   --------------
OPERATING INCOME (LOSS)             (832,823)     (420,964)     (1,348,324)
                                 -------------  ------------   --------------
OTHER INCOME/(EXPENSES):
 Research and development
 expense                            (223,441)     (406,000)       (629,441)
 Interest expense                     (9,987)       (4,329)        (14,316)
 Interest Income                          12                            12
   Total other                   -------------  ------------   --------------
   income/(expenses)                (233,416)     (410,329)       (643,745)
                                 -------------  ------------   --------------
NET ORDINARY INCOME (LOSS)       $(1,066,239)   $ (831,293)     $(1,992,069)
                                 -------------  ------------   --------------

Accumulated Deficit, beginning
of period                           (925,830)      (94,537)              -
                                 =============  ============   ==============
Accumulated Deficit, end of      $(1,992,069)   $ (925,830)     $(1,992,069)
period                           =============  ============   ==============

Basic weighted average number of
 common shares outstanding        10,462,058     6,735,616       7,934,669
                                 =============  ============   ==============
Basic Net Income (Loss) per            (0.10)        (0.12)         (0.25)
Share                            =============  ============   ==============





                                 F-3
-PAGE-





                     Convertible      Add'l Paid-in                                Add'l                              Total
                   Preferred Stock    Capital-      Paid-in     Common Stock       Paid-In  Deferred     Accumulated  Stock-
                --------------------- Convertible   Capital  --------------------- Capital               Deficit      holders'
                 Shares       Value   preferred     Stock     Shares       Value   Common   Compensation Development  Equity
                                      stock         warrants                       stock                 Stage
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Issued for cash
August 31, 2000      -     $      -    $      -      $     -   3,250,000   $ 5,250  $      -  $        -    $      -   $   8,500

Issued for cash
November 10, 2000    -            -           -            -   1,699,750     1,700   168,275           -           -     169,975

Accumulated
deficit
December 31, 2000    -            -           -            -           -         -         -           -     (94,537)    (94,537)
                ---------  ----------  ------------ --------  ----------  --------- --------  ------------  -----------  ---------
Balance at
December 31, 2000    -     $      -    $      -      $     -   4,949,750   $ 4,950  $173,525           -     (94,537)     83,938
                =========  ========== =============  ======== ==========  ========= ========  ============  ===========  =========
Issued for
services
June 1, 2001         -            -           -            -      52,000        52     5,148      (5,200)          -           -
June 7, 2001         -            -           -            -     455,000       455   129,220    (129,675)          -           -
July 31, 2001        -            -           -            -     200,000       200    59,800     (60,000)          -           -
August 1, 2001       -            -           -            -     100,000       100    29,900     (30,000)          -           -
August 8, 2001       -            -           -            -     100,000       100    29,900     (30,000)          -           -
August 20, 2001      -            -           -            -     500,000       500   124,500    (125,000)          -           -
August 23, 2001      -            -           -            -     200,000       200    49,800     (50,000)          -           -
September 5, 2001    -            -           -            -      50,000        50    14,172     (14,222)          -           -
September 11,
2001                 -            -           -            -     200,000       200    56,692     (56,892)          -           -
October 15, 2001     -            -           -            -      50,000        50    17,450     (17,500)          -           -
December 20, 2001    -            -           -            -      50,000        50    20,950     (21,000)          -           -

Issued for stock
awards
July 31, 2001        -            -           -            -     920,000       920   275,080    (276,000)

Nexcode
acquisition
August 6, 2001       -            -           -            -   1,200,000     1,200   404,800           -           -     406,000

Issued for stock
awards
October 5, 2001      -            -           -            -     500,000       500   154,500    (155,000)          -           -

Issued for stock
awards
October 25, 2001     -            -           -             -     10,000        10     5,990      (6,000)          -           -

Future services
received
December 31, 2001    -            -    #      -      #     -           -         -         -     235,769           -     235,769

Net income (loss)
December 31, 2001    -            -           -            -           -         -         -           -    (831,293)   (831,293)
                ---------  ---------- ------------- --------  ----------  --------- --------  ------------  -----------  ----------
Balance at
December 31, 2001    -     $      -     $      -      $     -  9,536,750   $ 9,537 $1,551,427  $(740,720)   $(925,830)  $(105,586)
                =========  ==========  ============= ======== ==========  ========= ========  ============  ===========  ==========
Issued for cash
March 31, 2002       -            -            -            -    120,969       120    37,380          -            -      37,500

Future services
received
March 31, 2002       -            -            -            -          -         -           -    133,789            -     133,789

Net income (loss)
March 31, 2002       -            -            -            -          -         -           -          -     (202,536)   (202,536)
                 --------  ----------  ------------- -------- ----------  ---------  --------  ------------  -----------  ----------
Balance at March
31, 2002             -     $      -     $      -      $     -  9,657,719   $ 9,657  $1,588,807  $(606,931)  $(1,128,366) $(136,833)
                =========  ==========  ============= ======== ==========  =========  ========  ============  ===========  ==========




                                 F-4
-PAGE-





                     Convertible      Add'l Paid-in                                Add'l                              Total
                   Preferred Stock    Capital-      Paid-in     Common Stock       Paid-In  Deferred     Accumulated  Stock-
                --------------------- Convertible   Capital  --------------------- Capital               Deficit      holders'
                 Shares       Value   preferred     Stock     Shares       Value   Common   Compensation Development  Equity
                                      stock         warrants                       stock                 Stage
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Issued for cash
  April 9, 2002       -            -            -          -     142,645       143     44,077         -          -      44,220

Issued for cash
  May 9, 2002         -            -            -          -     270,000       270     80,730         -          -      81,000

Issued for cash
  June 9, 2002        -            -            -          -     855,401       855    264,319         -          -     265,174

Net income (loss)
  June 30, 2002       -            -            -          -           -         -         -          -       (109,488) (109,488)
                 ---------  ----------  -------------  --------  ----------  ---------  --------  ----------- ----------- --------
Balance at June
  30, 2002            -     $      -     $      -       $  -    10,925,765   $10,925  $1,977,933   $(606,931)$(1,237,854) $144,073
                 =========  ==========  =============  ========  ==========  =========  ========  ============ =========== =======
Issued for cash
  July 1, 2002        -            -            -          -     150,000       150      46,350        -            -     46,500

Issued for cash
September 19, 2002  100            -        8,571      1,429           -         -         -          -            -     10,000

Future services
received
September 30, 2002    -            -            -          -           -         -         -      303,466          -    303,466

Net income (loss)
September 30, 2002    -            -            -          -           -         -         -          -         (552,862) (552,862)
                 ---------  ----------  -------------  --------  ----------  ---------  --------  ------------  --------- ----------
Balance at September
30, 2002            100     $      -     $  8,571     $ 1,429   11,075,765   $11,075  $2,024,283   $(303,465) $(1,790,716) $(48,823)
                 =========  ==========  =============  ========  ==========  =========  ========  ============  ========== =========

Issued for cash
October 8, 2002     800            1       68,567      11,432           -         -         -         -            -      80,000

Issued for cash
October 22, 2002    100            -        8,571       1,429           -         -         -         -            -      10,000

Issued for cash
November 8, 2002     50            -        4,285         715           -         -         -         -            -       5,000

Issued for cash
December 5, 2002    500            1       42,854       7,145           -         -         -         -            -      50,000

Net income (loss)
December 31, 2002     -            -            -           -           -         -         -         -         (201,353) (201,353)
                 ---------  ----------  -------------  --------  ----------  ---------  --------  ------------  ---------- ---------
                  1,550     $      2     $132,848      $22,150   11,075,765   $11,075  $2,024,283  $(303,465) $(1,992,069) (105,176)
                 =========  ==========  =============  ========  ==========  =========  ========  ============  ========== =========



                                 F-5
-PAGE-





                                             2002              2001
           CASH FLOWS FROM OPERATING   ---------------   ---------------
                         ACTIVITIES:
                            Net loss   $  (1,066,239)    $   (831,293)

   Adjustments to reconcile net loss
 to net cash provided by operations:
                        Depreciation          11,918              899
            Stock based compensation         437,255          235,769
                 Accounts receivable          (8,375)               -
                 Nexcode acquisition               -          406,000
              (Increase) in deposits          (2,050)            (710)
     Increase (Decrease) in accounts
                             payable          60,209           (2,162)
                    Accrued expenses          17,012                -
         Accrued payroll tax expense          17,733                -
      Net cash provided by operating   ---------------   ---------------
                          activities        (532,537)        (191,497)
                                       ---------------   ---------------
           CASH FLOWS FROM INVESTING
                         ACTIVITIES:
            Purchase of fixed assets         (89,759)          (9,555)
             Officer payroll advance           3,000          (40,000)
          Net cash used in investing   ---------------   ---------------
                          activities         (86,759)         (49,555)
                                       ---------------   ---------------
           CASH FLOWS FROM FINANCING
                         ACTIVITIES:
            Issuance of common stock           1,696                -
          Additional paid-in capital         627,698                -
             Loans from shareholders          (6,152)         147,711
      Net cash provided by financing   ---------------   ---------------
                          activities         623,242          147,711
                                       ---------------   ---------------
     NET INCREASE (DECREASE) IN CASH           3,946          (93,341)

           CASH, BEGINNING OF PERIOD             597           93,938
                                       ---------------   ---------------
                 CASH, END OF PERIOD   $       4,543     $        597
                                       ===============   ===============
          SUPPLEMENTARY INFORMATION:
                       Interest paid   $           -     $      4,329
                                       ===============   ===============
                   Income taxes paid   $           -     $          -
                                       ===============   ===============





                                 F-6
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2002


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




                                 F-7
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic
     weighted  average  number  of  common  shares  outstanding   was
     10,462,058 and 6,735,616 for the periods ended December 31, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common
     stock.   As  of December 31, 2002 and 2001, the Company  had  no
     outstanding securities that could have a dilutive effect on  the
     outstanding  common  stock.   Therefore,  no  diluted  EPS   was
     calculated.


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

                Computer Equipment                  5 Years
                Software                            3 Years

     Depreciation expense for the years ended December 31, 2002 and December 31, 2001 was $11,918 and $899, respectively.

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

     Advertising

     Advertising costs are to be expensed when incurred. There were no advertising costs for the years ended December 31, 2002 and 2001.



                                 F-8
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company is in the process of developing and implementing accrual based revenue recognition policies.


NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $1,992,069 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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



                                 F-9
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     From March 14 through June 11, 2002, the Company sold an aggregate of 1,389,019 shares of $0.001 par value common stock for aggregate cash proceeds of $427,894 in a private placement to a total of 11 accredited investors.

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



                                 F-10
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     October 8, 2002 - The Company issued 800 shares and 80 warrants to one individual as follows:

          The Company issued to an investor 800 shares of series A convertible preferred stock, $0.001 par value, convertible into 133,336 shares of common stock, at a conversion rate of $.60 per share of common stock and 80 class A stock warrants, convertible into 22,240 shares of common stock, at an exercise rate of $2.50 per share; in exchange for cash in the amount of $80,000. These warrants expire in 2005.

     October 22, 2002 - The Company issued 100 shares and 10 warrants to one individual as follows:

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

     November 8, 2002 - The Company issued 50 shares and 5 warrants to one individual as follows:

          The Company issued to an investor 50 shares of series A convertible preferred stock, $0.001 par value, convertible into 8,334 shares of common stock, at a conversion rate of $.60 per share of common stock and 10 class A stock warrants, convertible into 1,390 shares of common stock, at an exercise rate of $2.50 per share; in exchange for cash in the amount of $5,000. These warrants expire in 2005.

     December 5, 2002 - The Company issued 500 shares and 50 warrants to one individual as follows:

          The Company issued to an investor 500 shares of series A convertible preferred stock, $0.001 par value, convertible into 83,335 shares of common stock, at a conversion rate of $.60 per share of common stock and 50 class A stock warrants, convertible into 13,900 shares of common stock, at an exercise rate of $2.50 per share; in exchange for cash in the amount of $50,000. These warrants expire in 2005.

     All shares issued during 2002, were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

     Stock Subscriptions

     On June 1, 2001, 52,000 shares of common stock were issued to two individuals in exchange for future services. The value of the services is based on prior services provided by the



                                 F-11
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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



                                 F-12
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


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



                                 F-13
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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



                                 F-14
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


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



                                 F-15
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


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

          The Company issued 50,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $21,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to
          Section 4 (2) of the Securities Act of 1933.

     As of December 31, 2002 a total of 3,387,000 shares have been issued in exchange for services valued at $976,489 of which $673,024 has been provided and expensed.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

     Officer's compensation of $567,023 was included in general and administrative expenses, related party, as of December 31, 2002.

     As of December 31, 2002, the Company had a salary advance to the president of the company in the amount of $37,000. This advance occurred prior to the passing of the Sarbanes-Oxley Act of 2002.

     The Company received two loans of $39,720 and $101,839 from two shareholders, each bearing interest at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period ended December 31, 2002, the Company had accrued interest expense of $9,973 related to these notes.



                                 F-16
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

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



                                 F-17
-PAGE-



                 MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2002


NOTE 7 - RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 2001 amounts to conform with the December 31, 2002 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.


NOTE 8 - SUMMARY OF NON-CASH TRANSACTIONS

     At December 31, 2002, the Company amortized $303,466 of stock subscriptions which is included as part of the general and administrative expenses, related party.


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














                                 F-18
-PAGE-






                           SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MEDIA AND ENTERTAINMENT.COM, INC.



Date: April 15, 2003            By:  /s/ Benedict L. Paglia
                                     ----------------------------
                                        Benedict L. Paglia
                                        Acting Chief Executive
                                        and Financial Officer,
                                        Vice President, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Benedict L. Paglia
------------------------     Acting Chief         April 15, 2003
 Benedict L. Paglia         Executive and
                           Financial Officer,
                            Vice President,
                            Secretary and
                               Director

 /s/ Jon J. Jannotta
 -----------------------    Executive Vice         April 15, 2003
  Jon J. Jannotta         President, Director


/s/ Bernard Grossman
------------------------    Vice President,        April 15, 2003
  Bernard Grossman          Chief Operating
                           Officer, Director


------------------------    Vice President,        _______________
    Nana Yalley            Chief Information
                           Officer, Director

/s/ James B. Anderson
------------------------
James B. Anderson, Ph.D.       Director            April 15, 2003














-PAGE-




                         CERTIFICATIONS

  I, Benedict L. Paglia, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Media and Entertainment.com, Inc. (the "registrant");

  2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

  a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a)All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                    /s/ Benedict L. Paglia
                                    -----------------------
                                    Benedict L. Paglia
                                    Acting Chief Executive and
                                    Financial Officer





-PAGE-