Form 10QSB
period 2003-03-31
MEDIA & ENTERTAINMENT COM INC
filed 2003-05-20
CIK 1120411

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

                Commission file number 000-32231

                MEDIA AND ENTERTAINMENT.COM, INC.
             --------------------------------------
(Exact name of small business issuer as specified in its charter)

         Nevada                           52-2236253
      -------------                     --------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)    Identification No.)

     10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052
     -------------------------------------------------------
            (Address of principal executive offices)

                         (818) 562-8282
                      --------------------
                   (Issuer's telephone number)

As of May 16, 2003, the issuer had 15,500,635 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                Media and Entertainment.com, Inc.

                 Quarterly Report on Form 10-QSB
                  Quarter Ended March 31, 2003

                        Table of Contents

                                                                      Page

Independent Accountants' Review Report.................................iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
     Balance Sheet as of March 31, 2003 (Unaudited)......................1
     Statement of Operations and Accumulated Deficit (Unaudited)
       for the Three Months Ended March 31, 2003 and 2002
       and from inception to March 31, 2003..............................2
     Statement of Changes in Stockholders' Equity (Deficit)
      (Unaudited) as of March 31, 2003...................................3
     Statements of Cash Flows (Unaudited) for the Three Months
       Ended March 31, 2003 and 2002
       and from inception to March 31, 2003..............................5
     Notes to Financial Statements.......................................6
Item 2. Management's Discussion and Analysis or Plan of Operation.......18
Item 3. Controls and Procedures.........................................19

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K................................20

SIGNATURES..............................................................21

CERTIFICATIONS..........................................................22

EXHIBIT INDEX...........................................................23

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and 2002 and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the three months ended March 31, 2003 and 2002 and for the period April 27, 2000 (Inception date) to March 31, 2003, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc. The financial statements of Media and Entertainment.com, Inc. as of March 31, 2001, were reviewed by other accountants, whose report dated August 10, 2001 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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




                                            Chavez & Koch, CPA's, Ltd.

May 20, 2003
Henderson, Nevada

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                        AS OF MARCH 31, 2003


                                                              UNAUDITED
                                                          ----------------
                                                             03/31/2003
                                                          ----------------
                              ASSETS

ASSETS:

 Current assets:
   Cash                                                    $       193
   Accounts receivable                                           8,375
                                                          ----------------
    Total current assets                                         8,568

 Fixed assets:
   Computer Equipment                                           97,927
   Software                                                      1,388
   Furniture & fixtures                                          1,613
   Less: accumulated depreciation                              (18,085)
                                                          ----------------
    Total fixed assets                                          82,843

 Other assets:
   Officer's salary advance                                     37,000
   Refundable deposits                                             760
                                                          ----------------
    Total other assets                                          37,760
                                                          ----------------
TOTAL ASSETS                                               $   129,171
                                                          ================
               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Current liabilities:
   Accounts payable                                        $    69,655
   Accrued expenses                                             19,700
   Payroll tax liabilities                                      18,664
   Loan payable - officer, director & shareholder              165,562
                                                          ----------------
    Total current liabilities                                  273,581
                                                          ----------------
TOTAL LIABILITIES                                              273,581
                                                          ----------------
Stockholders' equity:
 Convertible preferred stock, $0.001 par value 5,000,000
    shares authorized, 100 shares issued and
    outstanding at 03/31/03                                          2
 Additional paid-in capital - convertible preferred stock      132,848
 Paid-in capital - stock warrants                               22,150
 Common stock, $0.001 par value, 50,000,000 shares
    authorized, 11,075,765 outstanding at 03/31/03              11,075
 Additional paid-in capital - common stock                   2,024,283
 Deferred compensation                                        (303,465)
 Accumulated deficit during development stage               (2,031,303)
                                                          ----------------
    Total stockholders' equity                                (144,410)
                                                          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    129,171
                                                          ================



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                 MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 & 2002 AND
                    FROM INCEPTION TO MARCH 31, 2003



                                                     UNAUDITED
                                      ----------------------------------------
                                         Three months ended       Inception to
                                      --------------------------  ------------
                                      03/31/2003    03/31/2002     03/31/2003
                                      ------------  ------------  ------------

REVENUE                               $         -   $         -   $    25,615

COST OF GOODS SOLD                              -             -             -
                                      ------------  ------------  ------------
GROSS PROFIT                                    -             -        25,615
                                      ------------  ------------  ------------
EXPENSES:
 Selling, general and
  administrative                           16,254       153,144       724,716
 Selling, general and
  administrative, related party                 -           500       652,660
 Depreciation expense                       5,268           471        18,085
                                      ------------  ------------  ------------
   Total expenses                          21,522       154,115     1,395,461
                                      ------------  ------------  ------------
OPERATING INCOME (LOSS)                   (21,522)     (154,115)   (1,369,846)
                                      ------------  ------------  ------------
OTHER INCOME/(EXPENSES):
 Research and development expense         (15,025)      (48,421)     (644,466)
 Interest expense                          (2,687)            -       (17,003)
 Interest income                                -             -            12
                                      ------------  ------------  ------------
   Total other income/(expenses)          (17,712)      (48,421)     (661,457)
                                      ------------  ------------  ------------
NET ORDINARY INCOME (LOSS)            $   (39,234)  $  (202,536)  $(2,031,303)
                                      ------------  ------------  ------------
Accumulated Deficit, beginning of
period                                 (1,992,069)     (925,830)            -


Accumulated Deficit, end of period    $(2,031,303)  $(1,128,366)  $(2,031,303)
                                      ============  ============  ============

Basic weighted average number of
 common shares outstanding             11,075,765     9,554,420     9,104,644
                                      ============  ============  ============
Basic Net Income (Loss) per Share           (0.00)        (0.02)        (0.22)
                                      ============  ============  ============


The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

             MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   AS OF MARCH 31, 2003
                        (UNAUDITED)


                                       Add'l Paid-                                    Add'l
                                          in                                          Paid
                        Convertible     Capital-   Paid-in         Common Stock        In      Deferred      Accumulated Total
                      Preferred Stock  Convertible Capital -                          Capital                  Deficit   Stockh-
                     Shares    Value   preferred   Stock       Shares      Value      Common   Compensation  Development olders'
                                          stock    warrants                           stock                    Stage     Equity
                    --------  --------  ---------  ---------  -----------  --------  --------- ------------  ----------- -------
Issued for cash
August 31, 2000           -     $   -    $      -   $     -   3,250,000    $ 3,250   $  5,250   $      -     $       -   $ 8,500


Issued for cash
November 10, 2000         -         -           -         -    1,699,750      1,700   168,275         -              -   169,975

Accumulated deficit
December 31, 2000         -         -           -         -            -          -         -         -        (94,537) (94,537)
                    --------  --------  ---------  ---------  -----------  -------- ---------  -------------  ---------- -------
Balance at December
31, 2000                  -     $   -     $     -   $     -    4,949,750    $  4,950 $173,525  $      -      $ (94,537)  $83,938
                    ========  ========  =========  =========  ===========  ======== =========  =============  ========== =======
Issued for services
June 1, 2001              -         -           -         -       52,000          52    5,148    (5,200)             -         -
June 7, 2001              -         -           -         -      455,000         455  129,220  (129,675)             -         -
July 31, 2001             -         -           -         -      200,000         200   59,800   (60,000)             -         -
August 1, 2001            -         -           -         -      100,000         100   29,900   (30,000)             -         -
August 8, 2001            -         -           -         -      100,000         100   29,900   (30,000)             -         -
August 20, 2001           -         -           -         -      500,000         500  124,500  (125,000)             -         -
August 23, 2001           -         -           -         -      200,000         200   49,800   (50,000)             -         -
September 5, 2001         -         -           -         -       50,000          50   14,172   (14,222)             -         -
September 11, 2001        -         -           -         -      200,000         200   56,692   (56,892)             -         -
October 15, 2001          -         -           -         -       50,000          50   17,450   (17,500)             -         -
December 20, 2001         -         -           -         -       50,000          50   20,950   (21,000)             -         -

Issued for stock awards
July 31, 2001             -         -           -         -      920,000         920  275,080  (276,000)

Nexcode acquisition
August 6, 2001            -         -           -         -    1,200,000       1,200  404,800         -              -   406,000

Issued for stock awards
October 5, 2001           -         -           -         -      500,000         500  154,500  (155,000)             -         -

Issued for stock awards
October 25, 2001          -         -           -         -       10,000          10    5,990    (6,000)             -         -

Future services
received
December 31, 2001         -         -           -         -            -           -        -   235,769              -   235,769

Net income (loss)
December 31, 2001         -         -           -         -            -           -        -          -       (831,293)(831,293)
                    --------  --------  ---------  ---------  -----------  -------- --------- -------------  ----------- -------
Balance at December
31, 2001                  -     $   -     $     -   $     -    9,536,750    $  9,537$1,551,427 $(740,720)    $(925,830)$(105,586)
                    ========  ========  =========  =========  ===========  ======== =========  =============  ========== =======
Issued for cash
March 31, 2002            -         -           -         -      120,969         120   37,380         -              -    37,500

Future services
received
March 31, 2002            -         -           -         -            -           -         -   133,789              -   133,789

Net income (loss)
March 31, 2002            -         -           -         -            -           -         -         -       (202,536)(202,536)
                    --------  --------  ---------  ---------  -----------  --------  --------- -------------  ----------  -------
Balance at March 31,
2002                      -         -     $     -   $     -    9,657,719    $  9,657 $1,588,807 $(606,931)  $(1,128,366)$(136,833)
                    ========  ========  =========  =========  ===========  ========  ========= =============  ==========  =======


The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit).

                MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                      AS OF MARCH 31, 2003
                          (UNAUDITED)


                                       Add'l Paid-                                   Add'l
                                           in                                         Paid
                        Convertible     Capital-   Paid-in         Common Stock       In      Deferred      Accumulated  Total
                      Preferred Stock  Convertible Capital -                         Capital                  Deficit    Stockh-
                     Shares    Value   preferred   Stock       Shares      Value     Common   Compensation  Development  olders'
                                          stock    warrants                          stock                    Stage      Equity
                    --------  --------  ---------  ---------  -----------  -------- --------- ------------- ----------- -------

Issued for cash
April 9, 2002             -         -          -          -      142,645       143   44,077            -          -     44,220

Issued for cash
May 9, 2002               -         -          -          -      270,000       270   80,730            -          -     81,000

Issued for cash
June 9, 2002              -         -          -          -      855,401       855  264,319            -          -    265,174

Net income (loss)
June 30, 2002             -         -          -          -            -         -        -            -    (109,488)(109,488)
                    --------  --------  ---------  ---------  -----------  -------- --------- ------------- ----------- -------
Balance at June 30,
2002                      -     $   -     $    -     $    -   10,925,765   $10,925 $1,977,933  $ (606,931)$(1,237,854)$144,073
                    ========  ========  =========  =========  ===========  ======== ========= ============= =========== =======
Issued for cash
July 1, 2002              -         -          -          -      150,000       150   46,350            -          -     46,500

Issued for cash
September 19, 2002      100         -      8,571      1,429            -         -        -            -          -     10,000

Future services received
September 30, 2002        -         -          -          -            -         -        -      303,466          -    303,466

Net income (loss)
September 30, 2002        -         -          -          -            -         -        -            -    (552,862) (552,862)
                    --------  --------  ---------  ---------  -----------  -------- --------- ------------- ----------- -------
Balance at September    100     $   -    $ 8,571    $ 1,429   11,075,765   $11,075 $2,024,283  $ (303,465)$(1,790,716)$(48,823)
30, 2002            ========  ========  =========  =========  ===========  ======== ========= ============= =========== =======

Issued for cash
October 8, 2002         800         1     68,567     11,432            -         -        -            -          -     80,000

Issued for cash
October 22, 2002        100         -      8,571      1,429            -         -        -            -          -     10,000

Issued for cash
November 8, 2002         50         -      4,285        715            -         -        -            -          -      5,000

Issued for cash
December 5, 2002        500         1     42,854      7,145            -         -        -            -          -     50,000

Net income (loss)
December 31, 2002         -         -          -          -            -         -        -            -    (201,353)(201,353)
                    --------  --------  ---------  ---------  -----------  -------- --------- ------------- ----------- -------
Balance at December
31, 2002              1,550       $ 2   $132,848   $ 22,150  $11,075,765   $11,075 $2,024,283  $ (303,465)$(1,992,069)$(105,176)
                    ========  ========  =========  =========  ===========  ======== ========= ============= =========== =======
Net Income (loss)
March 31, 2003            -         -          -          -            -         -        -            -     (39,234)  (39,234)
                    --------  --------  ---------  ---------  -----------  -------- --------- ------------- ----------- -------
                      1,550       $ 2   $132,848   $ 22,150  $11,075,765   $11,075 $2,024,283  $ (303,465)$(2,031,303)$(144,410)
                    ========  ========  =========  =========  ===========  ======== ========= ============= =========== =======




The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit).

                    MEDIA AND ENTERTAINMENT. COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 & 2002 AND
                      FROM INCEPTION TO MARCH 31, 2003

                                                              UNAUDITED
                                             ----------------------------------------
                                                 Three months ended        Inception to
                                             ---------------------------   ------------
                                              03/31/2003     03/31/2002     03/31/2003
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                  $   (39,234)   $  (202,536)   $ (2,031,303)
Adjustments to reconcile net loss
to net cash used by operations:
 Depreciation                                      5,268            471          18,085
 Stock based compensation                              -        133,789         846,549
 Accounts receivable                                   -              -          (8,375)
 Nexcode acquisition                                   -              -         406,000
 Decrease in deposits                              2,000              -            (760)
 Increase (decrease) in accounts payable           1,608          8,096          69,655
 Accrued expense                                   2,688              -          19,700
 Accrued payroll tax expense                         931              -          18,664
                                             ------------   ------------   ------------
Net cash (used) by operating activities          (26,739)       (60,180)       (661,785)
                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                         (1,614)             -        (100,928)
 Loan to officer, director & shareholder               -        (10,050)        (37,000)
                                             ------------   ------------   ------------
Net cash used by investing activities             (1,614)       (10,050)       (137,928)
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                              -            120           6,646
 Increase in additional paid-in capital                -         37,380         627,698
 Loans from shareholders                          24,003         39,395         165,562
                                             ------------   ------------   ------------
Net cash provided by financing activities         24,003         76,895         799,906
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                   (4,350)         6,665             193

CASH, BEGINNING OF PERIOD                          4,543            597               -
                                             ------------   ------------   ------------
CASH, END OF PERIOD                           $      193      $   7,262       $     193
                                             ============   ============   ============
SUPPLEMENTARY INFORMATION:
 Interest paid                                $        -      $       -       $  (4,329)
                                             ============   ============   ============
 Income taxes paid                            $        -      $       -       $       -
                                             ============   ============   ============

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

               MEDIA AND ENTERTAINMENT.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS
                 QUARTER ENDED MARCH 31, 2003



NOTE 1 - ORGANIZATION AND PURPOSE

     Media and Entertainment.com, Inc. (a development stage company) was incorporated in the State of Nevada on April 27, 2000.
     Media & Entertainment.com is an Internet solutions company that has developed proprietary streaming and encryption software with broad applications. Since the acquisition of Nexcode, Inc. in August 2001, the Company's focus has turned to the commercialization of Nexcode's NetDVD StreamShare technology. Management believes, based on its knowledge of the industry, that the Company's software is able to compete in the marketplace with virtually all other companies.

     The Company has had an unsubstantial revenue generating operations to date, and therefore, in accordance with Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company. Accordingly, some of the Company's accounting policies and procedures have not yet been established.


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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic weighted average number of common shares outstanding was 11,075,765 and 9,554,420 for the periods ended March 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.


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

                Computer Equipment                  5 Years
                Software                            3 Years

     Depreciation expense for the periods ended March 31, 2003 and 2002 was $5,268 and $471, respectively.

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

     Advertising

     Advertising costs are to be expensed when incurred. There were no advertising costs for the periods ended March 31, 2003 and 2002.

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company is in the process of developing and implementing accrual based revenue recognition policies.


NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2003, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $2,031,303 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



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

     From September 18 through December 5, 2002, the Company sold an aggregate of 1,550 shares of Series A Convertible Preferred
     Stock, $.001 par value, and 155 Class A Common Stock Warrants in a private placement to five individuals, as follows:

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



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

          The Company issued 50,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $21,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to
          Section 4 (2) of the Securities Act of 1933.

     As of March 31, 2003, a total of 3,387,000 shares had been issued in exchange for an agreement to perform future services valued at $976,489, of which services valued at $673,024 had been provided and expensed.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

     Officer's compensation of $10,774 was included in general and administrative expenses, as of March 31, 2003.

     As of March 31, 2003, the Company had a salary advance to the former president of the company in the amount of $37,000. This advance occurred prior to the passing of the Sarbanes-Oxley Act of 2002.

     The Company received two loans with current balances of $36,420 and $129,142 from two shareholders, each bearing interest at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period ended March 31, 2003, the Company had accrued interest expense of $12,660 related to these notes.

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



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

NOTE 7 - RECLASSIFICATIONS

     Certain reclassifications have been made to the March 31, 2002 amounts to conform with the March 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

              MEDIA AND ENTERTAINMENT.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               QUARTER ENDED MARCH 31, 2003



NOTE 8 - RECENT PRONOUNCEMENTS

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

Material Changes in Results of Operations

For the three months ended March 31, 2003, we incurred a net loss of $39,234 on revenues of $0. Total expenses for the three-month period, primarily representing general and administrative expenses, as well as research and development expenses, were $39,234, including interest expense of $2,687, compared to $202,536 for the comparable period last year. We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As of March 31, 2003, we had a working capital deficit of $265,013, compared to a deficit of $231,433 at December 31, 2002.

For the three months ended March 31, 2003, we experienced a net decrease in cash of $4,350. We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated May 20, 2003, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the three months ended March 31, 2003, we used $26,739 in operating activities, compared to $60,180 used in the comparable period last year, primarily as a result of our net loss.

For the three months ended March 31, 2003, we used $1,614 in investing activities, consisting of the purchase of fixed assets.

For the three months ended March 31, 2003, we had net cash provided by financing activities of $24,003, in the form of a loan from an officer.

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

Item 3.   Controls and Procedures.

Within 90 days of the filing of this report, management, including our Chief Executive and Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including any corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     99.1 Statement of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2003                     MEDIA AND ENTERTAINMENT.COM, INC.


                                   By:  /s/  Benedict L. Paglia
                                        -----------------------
                                        Benedict L. Paglia
                                        Acting Chief Executive
                                        and Financial Officer,
                                        Vice President and
                                        Secretary
                                        (Duly authorized officer
                                        and Principal Financial
                                        Officer)

                         CERTIFICATIONS

I, Benedict L. Paglia, certify that:

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

Date: May 20, 2003                 By:  /s/  Benedict L.Paglia
                                        -----------------------
                                        Benedict L. Paglia
                                        Acting Chief Executive
                                        and Financial Officer,
                                        Vice President and
                                        Secretary
                                        (Principal executive
                                        officer and principal
                                        financial officer)

                Media and Entertainment.com, Inc.

                 Quarterly Report on Form 10-QSB
                  Quarter Ended March 31, 2003


                          Exhibit Index

Exhibit No.    Description

  99.1    Statement of the Chief Executive and Financial
          Officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.