Form 10QSB
period 2003-06-30
MEDIA & ENTERTAINMENT COM INC
filed 2003-08-14
CIK 1120411

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

                  Commission file number 000-32231

                  MEDIA AND ENTERTAINMENT.COM, INC.
             ------------------------------------------
  (Exact name of small business issuer as specified in its charter)

         Nevada                                52-2236253
      ------------                            -------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)         Identification No.)

       10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052
      ---------------------------------------------------------
              (Address of principal executive offices)

                           (702) 492-1282
                          ----------------
                     (Issuer's telephone number)

As of May 16, 2003, the issuer had 15,500,635 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  Media and Entertainment.com, Inc.

                   Quarterly Report on Form 10-QSB
                     Quarter Ended June 30, 2003

                          Table of Contents

                                                                        Page

Independent Accountants' Review Report                                    v

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
     Balance Sheet as of June 30, 2003 (Unaudited)                        1
     Statement of Operations and Accumulated Deficit (Unaudited)
       for the Three Months Ended June 30, 2003 and 2002
       and from inception to June 30, 2003                                2
     Statement of Changes in Stockholders' Equity (Deficit)(Unaudited)
       as of June 30, 2003                                                3
     Statements of Cash Flows (Unaudited) for the Three Months
       Ended  June 30, 2003 and 2002
       and from inception to June 30, 2003                                5
     Notes to Financial Statements                                        9
Item 2. Management's Discussion and Analysis or Plan of Operation        11
Item 3. Controls and Procedures                                          13

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                               15

CERTIFICATIONS                                                           16

EXHIBIT INDEX                                                            17

                  MEDIA AND ENTERTAINMENT.COM, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                    REVIEWED FINANCIAL STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 & 2002

                             (UNAUDITED)

                              CONTENTS


INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS:

     Balance Sheets                                                1

     Statements of Operations and Accumulated Deficit              2

     Statements of Changes in Stockholders' Equity (Deficit)     3-4

     Statements of Cash Flows                                      5


NOTES TO FINANCIAL STATEMENTS:                                   9-10

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and 2002 and the related statements of operations and accumulated deficit, changes in stockholders' equity for the three and six months ended June 30, 2003 and 2002 and for the period April 27, 2000 (Inception date) to June 30, 2003, and the statements of cash flows for the three and six months ended June 30, 2003 and 2002 and for the period April 27, 2000 (Inception date) to June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc. The financial statements of Media and Entertainment.com, Inc. as of March 31, 2001, were reviewed by other accountants, whose report dated August 10, 2001 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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




                                   Chavez & Koch, CPA's

August 12, 2003
Henderson, Nevada

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                    AS OF JUNE 30, 2003 & 2002


                                                                        UNAUDITED
                                                                --------------------------
                                                                 06/30/2003    06/30/2002
                                                                ------------  ------------
                                     ASSETS

ASSETS:

  Current assets:
    Cash                                                          $    322     $  237,748
    Accounts receivable                                              8,375         11,100
                                                                ------------  ------------
       Total current assets                                          8,697        248,848
                                                                ------------  ------------
  Fixed assets:
    Computer Equipment                                              97,926         21,744
    Software                                                         1,388          1,388
    Less: accumulated depreciation                                 (23,408)        (2,508)
                                                                ------------  ------------
       Total fixed assets                                           75,906         20,624
                                                                ------------  ------------
  Other assets:
    Officer's salary advance                                        37,000         73,500
    Refundable deposits                                              5,760          2,760
                                                                ------------  ------------
       Total other assets                                           42,760         76,260
                                                                ------------  ------------

TOTAL ASSETS                                                     $ 127,363     $  345,732
                                                                ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Current liabilities:
    Accounts payable                                             $  49,212     $   15,671
    Accrued expenses                                                22,835          5,665
    Payroll tax liabilities                                         18,663              -
    Loan payable - officer, director & shareholder                 191,161        180,323
                                                                ------------  ------------
       Total current liabilities                                   281,871        201,659
                                                                ------------  ------------

TOTAL LIABILITIES                                                  281,871        201,659
                                                                ============  ============

Stockholders' equity:
  Convertible preferred stock, $0.001 par value 5,000,000
       shares authorized, 100 and zero shares issued and
       outstanding at 06/30/2003 and 06/30/02, respectively              2              -
  Additional paid-in capital - convertible preferred stock         132,848              -
  Paid-in capital - stock warrants                                  22,150              -
  Common stock, $0.001 par value, 50,000,000 shares
       authorized, 11,075,765 and 10,925,765 shares issued and
       outstanding  at 06/30/03 and 06/30/02, respectively          11,075         10,925
  Additional paid-in capital - common stock                      2,024,283      1,977,933
  Deferred compensation                                           (303,465)      (606,931)
  Accumulated deficit during development stage                  (2,041,401)    (1,237,854)
                                                                ------------  ------------
       Total stockholders' equity                                 (154,508)       144,073
                                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         127,363        345,732
                                                                ============  ============



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS AND ACCUMULATED DEFECIT
       FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2003 & 2002 AND
                   FROM INCEPTION TO JUNE 30, 2003

                                                                                  UNAUDITED
                                                       ----------------------------------------------------------------------
                                                          Three months ended           Six months ended        Inception to
                                                       06/30/2003     06/30/2002    06/30/2003    06/30/2002     06/30/2003
                                                       -----------   ------------   -----------   -----------   -------------

REVENUE                                                 $      -      $       -      $      -     $  13,925      $  25,615

COST OF GOODS SOLD                                             -              -             -             -              -
                                                       -----------   ------------   -----------   -----------   -------------
GROSS PROFIT                                                   -              -             -        13,925         25,615
                                                       -----------   ------------   -----------   -----------   -------------
EXPENSES:
  Selling, general and administrative                      4,231         30,075        25,225       183,368        733,687
  Selling, general and administrative, related party           -              -             -         2,946        652,660
  Depreciation expense                                     5,323          1,138        10,591         1,609         23,408
                                                       -----------   ------------   -----------   -----------   -------------
     Total expenses                                        9,554         31,213             -       187,923      1,409,755
                                                       -----------   ------------   -----------   -----------   -------------
OPERATING INCOME (LOSS)                                   (9,554)       (31,213)       35,816      (173,998)    (1,384,140)
                                                       -----------   ------------   -----------   -----------   -------------
OTHER INCOME/(EXPENSES):
  Research and development expense                       (11,000)       (83,940)      (32,025)     (132,361)      (661,466)
  Interest expense                                        (3,135)         5,665        (5,822)       (5,665)       (20,138)
  Interest income                                              -              -             -             -             12
  Other income                                            24,331              -        24,331             -         24,331
                                                       -----------   ------------   -----------   -----------   -------------
     Total other income/(expenses)                        10,196        (78,275)      (13,516)     (138,026)      (657,261)
                                                       -----------   ------------   -----------   -----------   -------------
NET ORDINARY INCOME (LOSS)                                   642       (109,488)      (49,332)     (312,024)    (2,041,401)
                                                       -----------   ------------   -----------   -----------   -------------
Accumulated Deficit, beginning of period              (2,042,043)    (1,128,366)   (1,992,069)     (925,830)             -

Accumulated Deficit, end of period                  $ (2,041,401)    (1,237,854)   (2,041,401)   (1,237,854)    (2,041,401)
                                                       ===========   ============   ===========   ===========   =============
Basic weighted average number of
  common shares outstanding                           11,075,765      9,840,686    11,075,765     9,840,686     10,287,619
                                                       ===========   ============   ===========   ===========   =============
Basic Net Income (Loss) per Share                    $     (0.00)         (0.01)        (0.00)        (0.03)         (0.20)
                                                       ===========   ============   ===========   ===========   =============



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AS OF JUNE 30, 2003
                             UNAUDITED

                                            Add'l
                                           Paid-in
                          Convertible      Capital-    Paid-in                                                 Accumulated  Total
                         Preferred Stock  Convertible  Capital -   Common Stock     Add'l Paid                 Deficit      Stock-
                                           preferred   Stock                        In Capital     Deferred    Development  holders'
                         Shares  Value      stock      warrants   Shares   Value   Common stock  Compensation  Stage        Equity
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------

Issued for cash
August 31, 2000            -       -      $   -        $   -    3,250,000  $3,250   $  5,250      $      -      $     -    $ 8,500

Issued for cash
November 10, 2000          -       -          -            -    1,699,750   1,700    168,275             -            -    169,975
Accumulated deficit
December 31, 2000          -       -          -            -            -       -          -             -      (94,537)   (94,537)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at December 31,
2000                       -       -          -            -    4,949,750   4,950    173,525             -      (94,537)    83,938
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for services
June 1, 2001               -       -          -            -       52,000      52      5,148        (5,200)           -          -
June 7, 2001               -       -          -            -      455,000     455    129,220      (129,675)           -          -
July 31, 2001              -       -          -            -      200,000     200     59,800       (60,000)           -          -
August 1, 2001             -       -          -            -      100,000     100     29,900       (30,000)           -          -
August 8, 2001             -       -          -            -      100,000     100     29,900       (30,000)           -          -
August 20, 2001            -       -          -            -      500,000     500    124,500      (125,000)           -          -
August 23, 2001            -       -          -            -      200,000     200     49,800       (50,000)           -          -
September 5, 2001          -       -          -            -       50,000      50     14,172       (14,222)           -          -
September 11, 2001         -       -          -            -      200,000     200     56,692       (56,892)           -          -
October 15, 2001           -       -          -            -       50,000      50     17,450       (17,500)           -          -
December 20, 2001          -       -          -            -       50,000      50     20,950       (21,000)           -          -

Issued for stock awards
July 31, 2001              -       -          -            -      920,000     920    275,080      (276,000)

Nexcode acquisition
August 6, 2001             -       -          -            -    1,200,000   1,200    404,800             -            -    406,000

Issued for stock awards
October 5, 2001            -       -          -            -      500,000     500    154,500      (155,000)           -          -

Issued for stock awards
October 25, 2001           -       -          -            -       10,000      10      5,990        (6,000)           -          -

Future services received
December 31, 2001          -       -          -            -            -       -          -       235,769            -    235,769

Net income (loss)
December 31, 2001          -       -          -            -            -       -          -             -     (831,293)  (831,293)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at December 31,
2001                       -       -          -            -    9,536,750   9,537  1,551,427      (740,720)    (925,830)  (105,586)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
March 31, 2002             -       -          -            -      120,969     120     37,380             -            -     37,500

Future services received
March 31, 2002             -       -          -            -            -       -          -       133,789            -    133,789

Net income (loss)
March 31, 2002             -       -          -            -            -       -          -             -     (202,536)  (202,536)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at March 31,       -       -          -            -    9,657,719   9,657  1,588,807      (606,931)  (1,128,366)  (136,833)
2002                     ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------




The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit).

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                        AS OF JUNE 30, 2003
                             UNAUDITED


                                            Add'l
                                           Paid-in
                          Convertible      Capital-    Paid-in                                                 Accumulated  Total
                         Preferred Stock  Convertible  Capital -   Common Stock     Add'l Paid                 Deficit      Stock-
                                           preferred   Stock                        In Capital     Deferred    Development  holders'
                         Shares  Value      stock      warrants   Shares   Value   Common stock  Compensation  Stage        Equity
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
April 9, 2002              -       -            -            -    142,645    143     44,077            -             -     44,220

Issued for cash
May 9, 2002                -       -            -            -    270,000    270     80,730            -             -     81,000

Issued for cash
June 9, 2002               -       -            -            -    855,401    855    264,319            -             -    265,174

Net income (loss)
June 30, 2002              -       -            -            -          -      -          -            -      (109,488)  (109,488)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at June 30,
2002                       -       -            -            -  10,925,765 10,925  1,977,933     (606,931)   (1,237,854)   144,073
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
July 1, 2002               -       -            -            -    150,000    150     46,350            -             -     46,500

Issued for cash
September 19, 2002
                           100     -        8,571        1,429          -      -          -            -             -     10,000

Future services received
September 30, 2002
                           -       -            -            -          -      -          -      303,466             -    303,466

Net income (loss)
September 30, 2002
                           -       -            -            -          -      -          -            -      (552,862)  (552,862)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at September 30,
2002                       100     -        8,571        1,429  11,075,765 11,075  2,024,283     (303,465)   (1,790,716)   (48,823)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
October 8, 2002
                           80      1       68,567       11,432          -      -          -            -             -     80,000

Issued for cash
October 22, 2002
                           100     -        8,571        1,429          -      -          -            -             -     10,000

Issued for cash
November 8, 2002
                           50      -        4,285          715          -      -          -            -             -      5,000

Issued for cash
December 5, 2002
                           500     1       42,854        7,145          -      -          -            -             -     50,000

Net income (loss)
December 31, 2002
                           -       -            -            -          -      -          -            -      (201,353)  (201,353)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at December 31,
2002                       1,550   2      132,848       22,150  11,075,765 11,075  2,024,283     (303,465)   (1,992,069)  (105,176)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Net Income (loss)
March 31, 2003
                           -       -            -            -          -      -          -            -       (49,974)   (49,974)

Balance at March 31,     ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
2003                       1,550   2      132,848       22,150  11,075,765 11,075  2,024,283     (303,465)   (2,042,043)  (155,150)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Net income (loss)
June 30, 2003
                           -       -            -            -          -      -          -            -           642        642
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at June 30,
2003                       1,550  $2     $132,848      $22,150 $11,075,765 $11,075 $2,024,283    $(303,465)  $(2,041,401) $(154,508)
                         ======  =====    ===========  ========   ======   ======  ============  ============  ===========  =======



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit).

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
       FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2003 & 2002 AND
                   FROM INCEPTION TO JUNE 30, 2003

                                                                                  UNAUDITED
                                                       ----------------------------------------------------------------------
                                                          Three months ended           Six months ended        Inception to
                                                       06/30/2003     06/30/2002    06/30/2003    06/30/2002     06/30/2003
                                                       -----------   ------------   -----------   -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $             $              $             $             $
                                            642          (109,488)     (49,332)     (312,024)    (2,041,401)
Adjustments to reconcile net loss
to net cash used by operations:
  Depreciation
                                            5,323        1,138         10,591       1,609        23,408
  Stock Based Compensation
                                            -            -             -            133,789      846,549
  Accounts receivable
                                            -            (11,100)      -            (11,100)     (8,375)
  Nexcode Acquisition
                                            -            -             -            -            406,000
  Decrease in deposits
                                            (5,000)      (2,050)       (3,000)      (2,050)      (5,760)
  Increase (decrease) in accounts payable
                                            (22,893)     (4,477)       (18,835)     3,619        49,212
  Accrued expense
                                            3,135        5,665         5,823        5,665        22,835
  Accrued payroll tax expense
                                            -            -             930          -            18,663
Net cash (used) by operating activities
                                            (18,793)     (120,312)     (53,823)     (180,492)    (688,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets
                                            1,613        (9,363)       -            (9,363)      (99,314)
  Loan to officer, director & shareholder
                                            -            (23,450)      -            (33,500)     (37,000)
Net cash used by investing activities
                                            1,613        (32,813)      -            (42,863)     (136,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
                                            -            1,268         -            1,388        6,646
  Increase in additional paid-in capital
                                            -            389,126       -            426,506      627,698
  Loans from shareholders
                                            17,200       (6,783)       49,602       32,612       191,161
Net cash provided by financing activities
                                            17,200       383,611       49,602       460,506      825,505

NET INCREASE (DECREASE) IN CASH
                                            20           230,486       (4,221)      237,151      322

CASH, BEGINNING OF PERIOD
                                            302          7,262         4,543        597          -

CASH, END OF PERIOD                            $             $              $             $             $
                                            322          237,748       322          237,748      322

SUPPLEMENTARY INFORMATION:
  Interest paid                                 $             $              $             $             $
                                            -            -             -            -            4,329
  Income taxes paid                             $             $              $             $             $
                                            -            -             -            -            -




The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.


                                                           Check        Operating            Investing     Financing   Non-Cash
                            06/30/2003   03/31/2003        Figure       dr          cr       dr      cr    dr    cr    dr    cr
                            -----------  -----------                    --------------------------------------------------------
  Cash                       $     322    $     302      20       20    26,300      27,893   1,613    -     -     -     -     -
  Accounts Receivable            8,375        8,375       -        -    --------------------------------------------------------
  Property and Equipment        99,314      100,927  (1,613)   1,613                         1,613
  Accumulated Depreciation     (23,408)     (18,085) (5,323)   5,323     5,323
  Deposits                       5,760          760   5,000   (5,000)                5,000
  Officer Advance               37,000       37,000       -        -
                            -----------  ----------- -------
TOTAL ASSETS:               $  127,363    $ 129,279  (1,916)       -
                            ===========  =========== =======

  Accounts payable          $   49,212    $  72,105 (22,893) (22,893)        -      22,893
  Accrued expenses              22,835    $  19,700   3,135    3,135     3,135
  Accrued payroll taxes         18,663    $  18,663       -        -         -
  Officer loans payable        191,161      173,961  17,200   17,200    17,200
  Common Stock                  11,075       11,075       -        -
  Convertible Preferred Stock        2            2       -        -
  APIC - Conv. Preferred       132,848      132,848       -        -
  APIC - Capital Stock Warr.    22,150       22,150       -        -
  Additional paid-in capital 2,024,283    2,024,283       -        -
  Stock subscriptions         (303,465)    (303,465)      -        -
  Retained (Deficit)        (2,041,401)  (2,042,043)    642      642       642
                            -----------  ----------- -------  -------   --------------------------------------------------------
TOTAL LIABILITIES & SE      $  127,363   $  129,279  (1,916)       -
                            ===========  =========== =======  =======



                                                           Check        Operating            Investing     Financing   Non-Cash
                            06/30/2003   12/31/2002        Figure       dr          cr       dr      cr    dr    cr    dr    cr
                            -----------  -----------                    --------------------------------------------------------
  Cash                             322        4,543  (4,221)  (4,221)   66,946      71,167    -       -     -     -     -     -
  Accounts Receivable            8,375        8,375       -        -    --------------------------------------------------------
  Property and Equipment        99,314       99,314       -        -                          -
  Accumulated Depreciation     (23,408)     (12,817)(10,591)  10,591    10,591
  Deposits                       5,760        2,760   3,000   (3,000)                3,000
  Officer Advance               37,000       37,000       -        -
                            -----------  ----------- -------
TOTAL ASSETS:                  127,363      139,175 (11,812)       -
                            ===========  =========== =======

  Accounts payable              49,212       68,047 (18,835) (18,835)        -      18,835
  Accrued expenses              22,835       17,012   5,823    5,823     5,823
  Accrued payroll taxes         18,663       17,733     930      930       930
  Officer loans payable        191,161      141,559  49,602   49,602    49,602
  Common Stock                  11,075       11,075       -        -
  Convertible Preferred Stock        2            2       -        -
  APIC - Conv. Preferred       132,848      132,848       -        -
  APIC - Capital Stock Warr.    22,150       22,150       -        -
  Additional paid-in capital 2,024,283    2,024,283       -        -
  Stock subscriptions         (303,465)    (303,465)      -        -
  Retained (Deficit)        (2,041,401)  (1,992,069)(49,332)  49,332)               49,332
                            -----------  ----------- -------  -------   --------------------------------------------------------
TOTAL LIABILITIES & SE         127,363      139,175 (11,812)       -
                            ===========  =========== =======  =======


                                          1/01/2003 to  4/1/2003 to   1/1/2003 to  1/1/02 to   1/1/01 to   8/1/00 to   Inception to
                                          06/30/2003    06/30/2003    03/31/2003   12/31/2002  12/31/2001  12/31/2000  12/31/2002
                                                        -----------   -----------  ----------  ----------  ----------  ------------
REVENUE                                            -             -             -   $   25,615  $        -  $        -  $   25,615

COST OF GOODS SOLD                                 -             -             -            -           -           -           -
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------
GROSS PROFIT                                       -             -             -       25,615           -           -      25,615
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------
EXPENSES:
   Selling, general and administrative        25,225         4,231        20,994      279,497     334,428      94,537     733,687
   Selling, general and administrative,
  related party                                    -             -             -      567,023      85,637           -     652,660
   Depreciation expense                       10,591         5,323         5,268       11,918         899           -      23,408
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------
           Total expenses                          -                                  858,438     420,964      94,537   1,409,755
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------

OPERATING INCOME (LOSS)                       35,816         9,554        26,262     (832,823)   (420,964)    (94,537) (1,384,140)
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------
OTHER INCOME/(EXPENSES):
   Research and development expense          (32,025)      (11,000)      (21,025)    (223,441)   (406,000)          -    (661,466)
   Interest expense                           (5,822)       (3,135)       (2,687)      (9,987)     (4,329)          -     (20,138)
   Interest income                                 -             -             -           12           -           -          12
   Other income                               24,331        24,331             -            -           -           -      24,331
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------
           Total other income/(expenses)     (13,516)       10,196       (23,712)    (233,416)   (410,329)          -    (681,592)
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------

NET ORDINARY INCOME (LOSS)                   (49,332)          642       (49,974) $(1,066,239)  $(831,293)   $(94,537)$(2,041,401)
                                          ------------  -----------   -----------  ----------  ----------  ----------  ------------

Accumulated Deficit, beginning of period  (1,992,069)            -    (1,992,069)    (925,830)    (94,537)          -           -

Accumulated Deficit, end of period        (2,041,401)          642    (2,042,043)  (1,992,069)   (925,830)    (94,537) (2,041,401)
                                          ============  ===========   ===========  ==========  ==========  ==========  ============
Basic weighted average number of
   common shares outstanding              11,075,765    11,075,765    11,075,765   10,497,153   6,735,616           -  10,287,619
                                          ============  ===========   ===========  ==========  ==========  ==========  ============
Basic Net Income (Loss) per Share              (0.00)         0.00         (0.00)       (0.10)      (0.12)                  (0.20)
                                          ============  ===========   ===========  ==========  ==========  ==========  ============


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company received two loans with current balances of $36,420 and $154,742 from two shareholders, each bearing interest annually at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period from inception to June 30, 2003, the Company had accrued interest expense of $22,835 related to these notes.


NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $2,031,303 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


NOTE 4 - SUBSEQUENT EVENT

     On July 18, 2003, Media and Entertainment.com Inc. executed a Stock Purchase Agreement (the "SPA") and a Services Agreement with Winsonic Holdings, Ltd. ("Winsonics"). Winsonics is a privately held California corporation whose predecessor was founded in 1996 to create a new global communications infrastructure for the delivery of converged communications services, e.g., voice, data, video, audio, streaming media and broadcast content over protocol independent multi-layered communications systems, known as Winsonic Digital Cable Systems Network. As a carriers' communications solutions provider,

     Winsonics offers facilities based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level 3, AOL, MSN and Sony.

     Pursuant to the SPA, the Company issued 30 million shares of its Common Stock valued at $.10 per share (the "Purchase Price"), which was equal to 150% of the fair market value of our common stock of $.07 per share when negotiations commenced. The Purchase Price equals a fully diluted 60% of the total number of shares issued and outstanding giving effect to the issuance.
     All but 2 million of the shares (issued under the Services Agreement) are being held in escrow until earned. The Purchase Price is payable by Winsonics' transfer to the Company of listed contracts with an agreed upon price of at least $3 million. The 28 million shares will be released from escrow upon recognition of at least 50% (or $1.5 million) derived from the listed contracts. The Company and Winsonics have begun the process of assigning these contracts to the Company to commence work under such agreements.

     Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and
     Entertainment.com, Inc. In addition, under the five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of our common stock which shall be an advance of the 30 million share Purchase Price. Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic Process Digital ("Winsonic Process") digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network ("WDCSN") nationwide.

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

On July 18, 2003, Media and Entertainment.com Inc. executed a Stock Purchase Agreement (the "SPA") and a Services Agreement with Winsonic Holdings, Ltd. ("Winsonics"). Winsonics is a privately held California corporation whose predecessor was founded in 1996 to create a new global communications infrastructure for the delivery of converged communications services, e.g., voice, data, video, audio, streaming media and broadcast content over protocol independent multi-layered communications systems, known as Winsonic Digital Cable Systems Network. As a carriers' communications solutions provider, Winsonics offers facilities based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level 3, AOL, MSN and Sony.

Pursuant to the SPA, the Company issued 30 million shares of its Common Stock valued at $.10 per share (the "Purchase Price") which was equal to 150% of the fair market value of our common stock of $.07 per share when negotiations commenced. The Purchase Price equals a fully diluted 60% of the total number of shares issued and outstanding giving effect to the issuance. All but 2 million of the shares (issued under the Services Agreement) are being held in escrow until earned. The Purchase Price is payable by Winsonics' transfer to the Company of listed contracts with an agreed upon price of at least $3 million. The 28 million shares will be released from escrow when our auditors reflect the recognition of at least 50% (or $1.5 million) derived from the listed contracts. The Company and Winsonics have begun the process of assigning these contracts to the Company to commence work under such agreements.

Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and Entertainment.com, Inc. In addition, under the five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of our common stock which shall be an advance of the 30 million share Purchase Price. Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic Process Digital ("Winsonic Process") digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network ("WDSCSN") nationwide.

Material Changes in Results of Operations

For the six months ended June 30, 2003, we incurred a net loss of $49,332 on revenues of $0. Total expenses for the six month period, primarily representing general and administrative expenses, as well as research and development expenses, were $73,663, including depreciation expense of $10,591, compared to $325,949 for the comparable period last year. We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As June 30, 2003, we had a working capital deficit of $273,174, compared to a deficit of $265,013 at March 31, 2003.

For the six months ended June 30, 2003, we experienced a net decrease in cash of $4,221.

We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding our current revenues from sales of our products and services and obtaining additional financing.


If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their review report, dated August 12, 2003, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the six months ended June 30, we used in operating activities
$53,823, compared to $180,492 used in the comparable period last year, primarily as a result of our net loss.


For the six months ended June 30, 2003, we had net cash provided by financing activities of $49,602, in the form if a loan from officer.

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

We may be unable to compete successfully, and the competitive pressures we may face may have an adverse effect on our business, results of operations, and financial condition.
Additionally, intensified competition could force us out of business. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     31.1 Certification of the Chief Executive Officer and Chief
          Financial Officer required by Rule 13a-14(a) or Rule
          15d-14(a).

     32.1 Certification of the Chief Executive Officer and Chief
          Financial Officer required by Rule 13a-14(b) or Rule
          15d-14(b) and 18 U.S.C. 1350.

      (b) Reports on Form 8-K.

     None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003         MEDIA AND ENTERTAINMENT.COM, INC.


                              By:  /s/ Winston Johnson
                                 -------------------------------
                                 Chairman, Chief Executive Officer, and
                                 Chief Financial Officer Committee Chairman
                                (Principal Executive Officer and
                                 Principal Financial Officer)

                         CERTIFICATIONS

     I, Winston Johnson, the Chief Executive Officer and Chief
Financial Officer Committee Chairman, certify that:

     1. I have reviewed this Form 10-QSB of Media and Entertainment.com Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  *;

           (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:          August 14, 2003

                                   /s/ Winston Johnson
                                   ----------------------------
                                   Winston Johnson
                                   Chief  Executive Officer and
                                   Chief Financial
                                   Officer Committee Chairman

* Indicates material omitted in accordance with SEC Release Nos.
33-8238; 34-47986.

                Media and Entertainment.com, Inc.

                 Quarterly Report on Form 10-QSB
                  Quarter Ended March 31, 2003


                          Exhibit Index

Exhibit No.    Description

          31.1 Certification of the Chief Executive Officer and
          Chief Financial Officer required by Rule 13a-14(a) or
          Rule 15d-14(a).

          32.1 Certification of the Chief Executive Officer and
          Chief Financial Officer required by Rule 13a-14(b) or
          Rule 15d-14(b) and 18 U.S.C. 1350.