Form 10QSB
period 2003-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2003-11-13
CIK 1120411

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                               N/A
                            ---------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             13,075,765

                   Media and Entertainment.com, Inc.

                   Quarterly Report on Form 10-QSB
                   Quarter Ended September 30, 2003



                          Table of Contents

                                                                        Page

Independent Accountants' Review Report                                    v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

     Balance Sheet as of September 30, 2003 (Unaudited)                   1

     Statement of Operations and Accumulated Deficit (Unaudited)
       for the Three Months Ended September 30, 2003 and 2002
       and from inception to September 30, 2003                           2

     Statement of Changes in Stockholders' Equity (Deficit)(Unaudited)
       as of September 30, 2003                                           3

     Statements of Cash Flows (Unaudited) for the Three Months
       Ended  September 30, 2003 and 2002
       and from inception to September 30, 2003                           5

     Notes to Financial Statements                                        9

Item 2. Management's Discussion and Analysis or Plan of Operation        11

Item 3. Controls and Procedures                                          13

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                               15

EXHIBIT INDEX                                                            16

                  MEDIA AND ENTERTAINMENT.COM, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                    REVIEWED FINANCIAL STATEMENTS

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 & 2002

                             (UNAUDITED)

                              CONTENTS


INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS:

     Balance Sheets                                                1

     Statements of Operations and Accumulated Deficit              2

     Statements of Changes in Stockholders' Equity (Deficit)     3-4

     Statements of Cash Flows                                      5


NOTES TO FINANCIAL STATEMENTS:                                   6-7

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity for the three and nine months ended September 30, 2003 and 2002 and for the period April 27, 2000 (Inception date) to September 30, 2003, and the statements of cash flows for the three and nine months ended September 30, 2003 and 2002 and for the period April 27, 2000 (Inception date) to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc.

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




                                   Chavez & Koch, CPA's

November 11, 2003
Henderson, Nevada

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
               AS OF SEPTEMBER 30, 2003 & DECEMBER 2002
                            (UNAUDITED)


                                                                        UNAUDITED
                                                                --------------------------
                                                                 09/30/2003    12/31/02
                                                                ------------  ------------
                                     ASSETS

ASSETS:

  Current assets:
    Cash                                                          $    602     $    4,543
    Accounts receivable                                              8,375          8,375
                                                                ------------  ------------
       Total current assets                                          8,977         12,918
                                                                ------------  ------------
  Fixed assets:
    Computer Equipment                                              97,926         97,926
    Software                                                         1,388          1,388
    Less: accumulated depreciation                                 (28,731)       (12,817)
                                                                ------------  ------------
       Total fixed assets                                           70,583         86,497
                                                                ------------  ------------
  Other assets:
    Officer's salary advance                                        37,000         73,500
    Refundable deposits                                              5,760          2,760
                                                                ------------  ------------
       Total other assets                                           42,760         76,260
                                                                ------------  ------------

TOTAL ASSETS                                                     $ 122,320     $  139,175
                                                                ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Current liabilities:
    Accounts payable                                             $  49,881     $   68,047
    Accrued expenses                                                25,970         17,012
    Payroll tax liabilities                                         18,663         17,733
    Loan payable - officer, director & shareholder                 205,532        141,559
                                                                ------------  ------------
       Total current liabilities                                   300,046        244,351
                                                                ------------  ------------

TOTAL LIABILITIES                                                  300,046        244,351
                                                                ============  ============

Stockholders' equity:
  Convertible preferred stock, $0.001 par value 5,000,000
       shares authorized, 1550 shares issued and
       outstanding at 09/30/2003 and 12/31/02, respectively              2              2
  Additional paid-in capital - convertible preferred stock         132,848        132,848
  Paid-in capital - stock warrants                                  22,150         22,150
  Common stock, $0.001 par value, 50,000,000 shares
       authorized, 13,075,765 and 11,075,765 shares issued and
       outstanding  at 09/30/03 and 12/31/02, respectively          13,075         11,075
  Additional paid-in capital - common stock                      2,222,283      2,024,283
  Deferred compensation                                           (503,465)      (303,465)
  Accumulated deficit during development stage                  (2,064,619)    (1,992,069)
                                                                ------------  ------------
       Total stockholders' equity                                 (177,726)      (105,176)
                                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         122,320        139,175
                                                                ============  ============



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS AND ACCUMULATED DEFECIT
       FOR THE THREE & NINE MONTHS ENDED SEPT. 30, 2003 & 2002 AND
                   FROM INCEPTION TO SEPT. 30, 2003

                                                                                  UNAUDITED
                                                       ----------------------------------------------------------------------
                                                          Three months ended           Nine months ended        Inception to
                                                       09/30/2003     09/30/2002    09/30/2003    09/30/2002     09/30/2003
                                                       -----------   ------------   -----------   -----------   -------------

REVENUE                                                 $      -      $   3,626      $      -     $  17,551      $  25,615

COST OF GOODS SOLD                                             -              -             -             -              -
                                                       -----------   ------------   -----------   -----------   -------------
GROSS PROFIT                                                   -          3,626             -        17,551         25,615
                                                       -----------   ------------   -----------   -----------   -------------
EXPENSES:
  Selling, general and administrative                     14,760        129,277        39,984       312,644        748,447
  Selling, general and administrative, related party           -        372,443             -       375,389        652,660
  Depreciation expense                                     5,323          4,525        15,914         6,135         28,731
                                                       -----------   ------------   -----------   -----------   -------------
     Total expenses                                       20,083        506,245        55,898       694,168      1,429,838
                                                       -----------   ------------   -----------   -----------   -------------
OPERATING INCOME (LOSS)                                  (20,083)      (502,619)      (55,898)     (676,617)    (1,404,223)
                                                       -----------   ------------   -----------   -----------   -------------
OTHER INCOME/(EXPENSES):
  Research and development expense                             -        (48,830)      (32,025)     (181,191)      (661,466)
  Interest expense                                        (3,135)        (1,559)       (8,958)       (7,224)       (23,273)
  Interest income                                              -            146             -           146             12
  Other income                                                 -              -        24,331             -         24,331
                                                       -----------   ------------   -----------   -----------   -------------
     Total other income/(expenses)                        (3,135)       (50,243)      (16,652)     (188,269)      (660,396)
                                                       -----------   ------------   -----------   -----------   -------------

NET ORDINARY INCOME (LOSS)                             $ (23,218)    $ (552,862)    $ (72,550)    $(864,886)    $(2,064,619)
                                                       ===========   ============   ===========   ===========   =============
Basic weighted average number of
  common shares outstanding                           12,684,461     10,254,734    11,617,890     11,074,135     8,828,464
                                                       ===========   ============   ===========   ===========   =============
Basic Net Income (Loss) per Share                    $      0.00           0.05          0.01          0.08           0.23
                                                       ===========   ============   ===========   ===========   =============



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AS OF SEPTEMBER 30, 2003
                             (UNAUDITED)

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

                   MEDIA AND ENTERTAINMENT.COM, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                        AS OF SEPTEMBER 30, 2003
                             (UNAUDITED)


                                            Add'l
                                           Paid-in
                          Convertible      Capital-    Paid-in                                                 Accumulated  Total
                         Preferred Stock  Convertible  Capital -   Common Stock     Add'l Paid                 Deficit      Stock-
                                           preferred   Stock                        In Capital     Deferred    Development  holders'
                         Shares  Value      stock      warrants   Shares   Value   Common stock  Compensation  Stage        Equity
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
April 9, 2002              -       -            -            -    142,645    143     44,077            -             -     44,220

Issued for cash
May 9, 2002                -       -            -            -    270,000    270     80,730            -             -     81,000

Issued for cash
June 9, 2002               -       -            -            -    855,401    855    264,319            -             -    265,174

Net income (loss)
June 30, 2002              -       -            -            -          -      -          -            -      (109,488)  (109,488)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at June 30,
2002                       -       -            -            -  10,925,765 10,925  1,977,933     (606,931)   (1,237,854)   144,073
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
July 1, 2002               -       -            -            -    150,000    150     46,350            -             -     46,500

Issued for cash
September 19, 2002
                           100     -        8,571        1,429          -      -          -            -             -     10,000

Future services received
September 30, 2002
                           -       -            -            -          -      -          -      303,466             -    303,466

Net income (loss)
September 30, 2002
                           -       -            -            -          -      -          -            -      (552,862)  (552,862)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at September 30,
2002                       100     -        8,571        1,429  11,075,765 11,075  2,024,283     (303,465)   (1,790,716)   (48,823)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Issued for cash
October 8, 2002
                           80      1       68,567       11,432          -      -          -            -             -     80,000

Issued for cash
October 22, 2002
                           100     -        8,571        1,429          -      -          -            -             -     10,000

Issued for cash
November 8, 2002
                           50      -        4,285          715          -      -          -            -             -      5,000

Issued for cash
December 5, 2002
                           500     1       42,854        7,145          -      -          -            -             -     50,000

Net income (loss)
December 31, 2002
                           -       -            -            -          -      -          -            -      (201,353)  (201,353)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at December 31,
2002                       1,550   2      132,848       22,150  11,075,765 11,075  2,024,283     (303,465)   (1,992,069)  (105,176)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Net Income (loss)
March 31, 2003
                           -       -            -            -          -      -          -            -       (49,974)   (49,974)

Balance at March 31,     ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
2003                       1,550   2      132,848       22,150  11,075,765 11,075  2,024,283     (303,465)   (2,042,043)  (155,150)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Net income (loss)
June 30, 2003
                           -       -            -            -          -      -          -            -           642        642
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at June 30,
2003                       1,550   2      132,848       22,150  11,075,765  11,075  2,024,283     (303,465)   (2,041,401)  (154,508)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------

Issued for services
July 18, 2003              -       -            -            -   2,000,000   2,000    198,000     (200,000)         -          -
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Net income (loss)
September 30, 2003
                           -       -            -            -          -      -          -            -        (23,218)    (23,218)
                         ------  -----    -----------  --------   ------   ------  ------------  ------------  -----------  -------
Balance at Sept. 30,
2003                     $ 1,550 $ 2      $132,848      $22,150 13,075,765 $13,075 $2,222,283    $(503,465)  $(2,064,619) $(177,726)
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

                                                                                  UNAUDITED
                                                       ----------------------------------------------------------------------
                                                          Three months ended           Six months ended        Inception to
                                                       06/30/2003     06/30/2002    06/30/2003    06/30/2002     06/30/2003
                                                       -----------   ------------   -----------   -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                           $ (23,218)    $ (522, 862)   $  (72,550)   $ (864,886)   $ (2,064,619)

Adjustments to reconcile net loss
to net cash used by operations:
  Depreciation                                             5,323           4,525        15,914         6,134          28,731
  Stock Based Compensation                                     -         303,465             -       437,254         846,549
  Accounts receivable                                          -           2,770             -        (8,330)         (8,375)
  Nexcode Acquisition                                          -               -             -             -         406,000
  Decrease in deposits                                         -               -        (3,000)       (2,050)         (5,760)
  Increase (decrease) in accounts payable                    669          56,297       (18,166)       59,916          49,881
  Accrued expense                                          3,135           1,559         8,958         7,224          25,970
  Accrued payroll tax expense                                  -          10,553           930        10,553          18,663
                                                       -----------   ------------   -----------   -----------   -------------
Net cash (used) by operating activities                  (14,091)       (173,693)      (67,914)     (354,185)       (702,960)
                                                       -----------   ------------   -----------   -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     -         (76,182)            -       (85,545)        (99,314)
  Loan to officer, director & shareholder                      -           6,500             -       (27,000)        (37,000)
                                                       -----------   ------------   -----------   -----------   -------------
Net cash used by investing activities                          -         (69,682)            -      (112,545)       (136,314)
                                                       -----------   ------------   -----------   -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     -             166             -         1,554           6,646
  Increase in additional paid-in capital                       -          56,335             -       482,841         627,698
  Loans from shareholders                                 14,371         (48,501)       63,973       (15,889)        205,532
                                                       -----------   ------------   -----------   -----------   -------------
Net cash provided by financing activities                 14,371           8,000        63,973       468,506         839,876
                                                       -----------   ------------   -----------   -----------   -------------

NET INCREASE (DECREASE) IN CASH                              280        (235,375)       (3,941)        1,776             602

CASH, BEGINNING OF PERIOD                                    322         237,748         4,543           597               -
                                                       -----------   ------------   -----------   -----------   -------------
CASH, END OF PERIOD                                    $     602     $     2,373    $      602    $    2,373    $        602
                                                       ===========   ============   ===========   ===========   =============

SUPPLEMENTARY INFORMATION:
  Interest paid                                        $       -     $         -    $        -    $        -    $      4,329
                                                       ===========   ============   ===========   ===========   =============
Income taxes paid                                      $       -     $         -    $        -    $        -    $          -
                                                       ===========   ============   ===========   ===========   =============




The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company received two loans with current balances of $36,420 and $169,113 from two shareholders, each bearing interest annually at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period from inception to September 30, 2003, the Company had accrued interest expense of $17,386 related to these notes.


NOTE 3 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $2,064,619 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 4 - STOCK PURCHASE AGREEMENT

     On July 18, 2003, Media and Entertainment.com Inc. executed a Stock Purchase Agreement (the "SPA") and a Services Agreement with Winsonic Holdings, Ltd. ("Winsonics"). Winsonics is a privately held California corporation whose predecessor was founded in 1996 to create a new global communications infrastructure for the delivery of converged communications services, e.g., voice, data, video, audio, streaming media and broadcast

NOTE 4 - STOCK PURCHASE AGREEMENT (CONTINUED)

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

     Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and
     Entertainment.com, Inc. In addition, under the five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of our common stock which shall be an advance of the 30 million share Purchase Price. Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic's pressed digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network ("WDSCSN") nationwide networks via optical circuits having bandwidth of at least OC-12 or greater.]

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

General

Media and Entertainment.com, Inc. is an media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, ATM, SDI, digital cable, and satellite. Our Network enables users to view all types of online video in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

Media and Entertainment.com is pursuing the commercialization of its software, which we believe establishes a new standard for media distribution of digital information via the Internet.

We believe our software offers a technological advantage that gives us the opportunity to either launch our own stand-alone media system or join forces with the existing media companies by allowing them to incorporate our software into their current delivery systems and share in the projected revenue streams.

Utilizing the latest in digital and streaming technology, our services should lead to more efficient and effective dissemination of traditional cinema advertising materials.

WinSonic Holdings and Media and Entertainment media distribution network colocation spaces in Los Angeles, New York and the Atlanta at Level 3 gateways are up and running. We now have a formidable network that will enable diverse routing and easy connections with communications companies and other Web-based operations. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with our reliable services protocol."

This reliable delivery network will enable Media and Entertainment to expand our media services to accommodate a broader market and a diversified customer base, thereby enhancing the company's ability to grow sales in a highly competitive market. This network build up also reinforces
Media and Entertainment's position in online gaming networking, video and audio streaming, packet over optical services, online encryption solutions and Voice over IP markets.

Media and WinSonic Digital Cable Systems have begun designing its network addressable systems and digital subscriber interface to Urban, Basic Trading Areas BTA, Inner City, and Major Trading Areas MTA markets for digital cable services. This strategy is to strengthened our position in the development and deployment of digital content solutions for programmers, general public, and network operators. Focusing on the next generation of digital and analog set-top terminal interfaces and is seeking to be apart of the of new improved consumer features in the digital TV domain. In addition, we are working with Level 3 to test digital cable transport over MPLS which play an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

To better understand the effects of this changing landscape, evidenced by cable industry consolidation, cross-industry competion and technical standards, we have examine the underlying drivers, both from a market and technology viewpoint. The market dynamics underlying the local distribution of video, voice and data are a result of historically non-competing industries, including cable, long distance and regional telephone operating companies. Changes in government regulation and the consumer demand for choice are driving the new environment


Material Changes in Results of Operations

For the nine months ended September 30, 2003, we incurred a net loss of $49,332 on revenues of $0. Total expenses for the nine month period, primarily representing general and administrative expenses, as well as research and development expenses, were $73,663, including depreciation expense of $10,591, compared to $325,949 for the comparable period last year. We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As September 30, 2003, we had a working capital deficit of $273,174, compared to a deficit of $265,013 at March 31, 2003.

For the nine months ended September 30, 2003, we experienced a net decrease in cash of $4,221.

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

For the nine months ended September 30, we used in operating activities $53,823, compared to $180,492 used in the comparable period last year, primarily as a result of our net loss.


For the nine months ended September 30, 2003, we had net cash provided by financing activities of $49,602, in the form if a loan from officer.

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

Dated: November 12, 2003         MEDIA AND ENTERTAINMENT.COM, INC.


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