Form 10KSB
period 2003-12-31
MEDIA & ENTERTAINMENT COM INC
filed 2004-04-05
CIK 1120411

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

                                     Commission file number 000-32231

                     MEDIA AND ENTERTAINMENT.COM, INC.
                 ----------------------------------------
              (Name of small business issuer in its charter)

            Nevada                                52-2236253
       ----------------                        -----------------
(State or other jurisdiction of        (I.R.S.Employer Identification No.)
incorporation or organization)

   10120 S. Eastern Avenue, Suite 200
             Las Vegas, NV                          89052
  -------------------------------------            -------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number (702) 492-1282

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class     Name of each exchange on which registered

                  NONE

Securities registered under Section 12(g) of the Exchange Act:

                       Common stock, $.001 par value
                       -----------------------------
                             (Title of class)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  The issuer's revenues for the fiscal year ended December 31, 2003 were $0.

  The aggregate market value of the issuer's common stock held by non-affiliates as of March 23, 2004, was approximately $11,565,324. On such date, the closing price for the issuer's common stock, as quoted on the NASD's OTC Bulletin Board, was $0.87.

  The issuer had 21,225,635 shares of common stock outstanding as of March 18, 2004.





                            -cover-





                             PART I

     Throughout this Annual Report on Form 10-KSB, the terms the "company," "we," "us," "our," "our company" and "Media and
Entertainment" refer to Media and Entertainment.com, Inc., and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Nexcode, Inc. ("Nexcode").

     Introductory Comment - Forward-Looking Statements

     This report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to attract customers, management's ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Item 1.    Description of Business.

     General

Media and Entertainment.com, Inc. (OTCBB: MEDE; http//www.mediaandentertainment.com) is a media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, ATM, SDI, digital cable, and satellite. Our network enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

We are pursuing the commercialization of our software, which we believe establishes a new standard for media distribution of digital information via today's networks. Our software also offers a seamless compatibility with all major media players, full screen viewing at between 24-30 frames per second, copyright enforcement, multi-tier encryption (move files in a secure environment), wireless viewing capabilities for laptops and hand-held products, such as cellular telephones and PDA devices.

As described below under "Agreement with Winsonic," we have entered into an agreement with Winsonic Holdings, Ltd. ("Winsonic") to acquire a 51% interest in Winsonic (the "Winsonic Acquisition"). While there can be no assurance the transaction will be completed, Winston Johnson, Winsonic's founder and CEO, has become our Co-Chairman of the Board and Chief Executive Officer. We have been working together with Mr. Johnson under the Services Agreement entered into in July 2003.

Media and Entertainment.com and Winsonic facilities-based products and services in out of franchise markets enable communications companies such as Verizon to partner with Winsonic and us to provide services to their customers. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport world wide telecommunications services for film and television.

Winsonic Digital Cable Systems Network ("WDCSN") concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility around the country along with network, multimedia, and content distribution communication services to its customers, without requiring substantial capital investments. Verizon and Level 3 have teamed with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

Our  NetDVD StreamShareT  will be updated with Winsonic Process
(TM), giving Media and Entertainment one of the very first compression software that facilitates the distribution of digital content with time meter billing along with digitization of content enhancing the performance of existing hardware and software in the media, technology and telecommunications sectors. By creating variations on the core technology, we are in effect broadening the number of product applications, as well as expanding markets for our products. These applications include, but are not limited to:

File Sharing Services: NetDVD StreamShare has a built-in Web server that enables you to stream and share Real Media, Windows Media and Apple Quick Time files from desktop to desktop. Its built-in search engine also allows you to search other Net DVD StreamShare users.

Internet Streaming Player: NetDVD StreamShare's integrated media player allows the end user to use only one player in order to watch Internet multimedia files. The media player plays all Real
Media, Windows Media and Apple Quick Time formats.

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

Picture Viewer: NetDVD StreamShare technology allows you to securely teleconference and share files using Real Media, Windows
Media and Apple Quick Time encoder.

File Conversion: NetDVD StreamShare technology allows you to convert any video file format to any Real Media, Windows Media and Apple Quick Time.

Teleconferencing: NetDVD StreamShare technology allows you to securely teleconference with multiple venues using any Real
Media, Windows Media and Apple Quick Time encoder.

NetDVD StreamShare Winsonic Process technology provides new applications that open market opportunities to companies seeking to expand revenues and broaden sales. Our business model is to create revenue sharing partnerships with companies seeking to implement the benefits of NetDVD StreamShare. Utilizing the latest in digital and streaming technology, our services should lead to more efficient and effective dissemination of traditional advertising materials.

Winsonic and Media and Entertainment media distribution network operations in Los Angeles, New York, Dallas, Chicago, and Atlanta at Verizon and Level 3 gateways are in operation. Upon our completion of the Winsonic Acquisition, we would have a network that would enable diverse routing and easy connections with communications companies and other software, content, interactive, and distribution companies. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with our services protocol.

This delivery network would enable us to expand our media services to accommodate a broader market and a diversified customer base, thereby enhancing our ability to grow sales in a highly competitive market. This network build up also reinforces our position in online gaming networking, video and audio streaming, packet over optical services, online encryption solutions and Voice-over-IP markets.

Verizon, Level 3, and WDCSN have begun designing, building, and testing one of the very first media and entertainment distribution networks in the world. Its network addressable systems and digital subscriber interface to urban, basic trading areas, inner city, and major trading areas markets for digital cable, and telecommunication services. This strategy has strengthened our position in the development and deployment of digital content solutions for programmers, general public, and network operators. We are focusing on the next generation of digital and analog set-top terminal interfaces and is seeking to be a part of the of new improved consumer features in the digital TV domain. In addition, we are working with Level 3 to test digital cable transport over MPLS (Multiprotocol Label Switching) which play an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

To better understand the effects of this changing landscape, evidenced by cable industry consolidation, cross industry completion and technical standards, we have examined the underlying drivers, both from a market and technology viewpoint. The market dynamics underlying the local distribution of video, voice and data are a result of historically non-competing industries, including cable, long distance and regional telephone operating companies. Changes in government regulation and the consumer demand for choice are driving the new environment. Winsonic has built upon its long-term business model that incorporates reliable technical support and service levels. This offers network resilience and sustainable growth for its infrastructure and customer base. This business model is expected to provide multiple revenue streams enabling Winsonic to fully realize its expansion position and potential. The result is one of the most comprehensive and cost effective product portfolios for the industry: one which establishes a reputation as an established and respected facilities-based media and entertainment distribution service and network provider.

Winsonic's solutions offer world class service, design and product excellence. WDCSN has rapidly grown by continuing these traditions while entering the digital age with a wide selection of innovative products and solutions that combine the latest advances in long-haul transport, wireless communications, data communications, voice communications, video communications, audio communications, and media and entertainment technologies.

Products and Services

     Agreement with Winsonic and Description of Winsonic

     In July 2003, we entered into a Stock Purchase Agreement ("SPA") with Winsonic, pursuant to which we agreed to sell to Winsonic sixty (60%) percent of our issued and outstanding common stock on a fully-diluted basis, or a total of 30 million shares. The purchase price was $3 million, equal to approximately 150% of the aggregate fair market value of 30 million shares of our common stock when negotiations commenced. The purchase price was payable by transfer and assignment of certain contracts from Winsonic to us. Under a Services Agreement with Winston Johnson, the sole director, officer and stockholder of Winsonic, we issued two million shares as an advance of the 30 million shares described above. Notwithstanding the termination of the SPA (described below), Mr. Johnson has retained the two million shares, the Services Agreement remains in effect and Mr. Johnson remains the Co-Chairman of our Board of Directors and Chief Executive Officer.

     On December 11, 2003, the parties executed an Addendum to the SPA, under which we agreed to acquire 51% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of the 51% interest in Winsonic by $.60 (the "Winsonic Acquisition"). We also agreed to deliver to Winsonic an undetermined number of additional shares of common stock as consideration for Winsonic's Verizon and Level-3 Communications relationships and contractual agreements for a nationwide network. Under the Addendum, Winsonic returned to the Company's treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of 51% of the equity of Winsonic. The closing of the transaction is dependent upon the completion by April 30, 2004, as extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic's financial statements, and other customary closing conditions.

     Winsonic is a full-service broadband telecommunications and entertainment company that designs, builds and deploys value-added network solutions and applications. In 1994 and 1995, Winsonic Holdings and WDCSN coordinated and integrated the very first video telephone and video e-mail "store and forward" application. This application was based on a Pacific Bell (now
SBC) ATM network, and implemented in partnership with Pacific Telesis Inc., in cooperation with the Whittaker Corporation. As a carriers' communications solutions provider, Winsonic offers facilities-based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level-3, AOL, MSN and Sony. We expect our relationship with Winsonic to enable us to provide high-end consulting services in the areas of programming, audio research and engineering, as well as digital and telecommunications services for film and television.

Item 2.    Description of Property.

     Our corporate headquarters are located at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052, telephone: (702) 492-1282. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service.

     During 2003 we also leased office space at 3407 Winona
Avenue, Burbank, California, on a month-to-month basis from an unaffiliated third party, which arrangement was terminated.

     We believe that we have adequate facilities to conduct our current operations, and we do not expect to seek additional administrative offices and/or research facilities for the next 12 months. We have no current proposed programs for the renovation, improvement or development of our current facilities.

Item 3.    Legal Proceedings.

     We are not currently involved in any legal proceeding which may be deemed to be material to our financial condition.

Item 4.    Submission of Matters To a Vote of Security Holders

     No matter was submitted to a vote of stockholders during the fourth quarter of 2003.

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
      Matters.

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board, maintained by the NASD, under the symbol MEDE. The following table sets forth the high and low closing bid quotations for our common stock for each fiscal quarter during the last two fiscal years, as reported by Pink Sheets, LLC:

     2003                             High Bid       Low Bid
     Jan. 1 through Mar. 31            $.37          $.065
     Apr. 1 through June 30             .20            .05
     July 1 through Sept. 30            .33            .12
     Oct. 1 through Dec. 31             .81            .18

     2002                             High Bid       Low Bid
     Jan. 1 through Mar. 31            $.45           $.21
     Apr. 1 through June 30             .93            .22
     July 1 through Sept. 30            .88            .35
     Oct. 1 through Dec. 31             .65            .49

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

     As of March 18, 2004, there were 56 record holders of our common stock.

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

     Recent Sales of Unregistered Securities

     In October 2003, we sold an aggregate of 1,250,000 shares of common stock to three accredited investors for gross proceeds of $287,500, or $.23 per share. We paid no commissions in connection with these sales. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of
Section 4(2) of the Securities Act.

     In October 2003, we issued an aggregate of 2,475,000 shares of common stock to six employees, former employees and consultants in lieu of services rendered valued at of $569,250, or $.23 per share. We received no proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

     In December 2003, we issued 10,000,000 shares of common stock in the name of Winsonic Holdings, Ltd. in connection with the execution of the Addendum to the SPA entered into between us and Winsonic in connection with the Winsonic Acquisition. Pursuant to the Addendum to the SPA, Winsonic returned 28,000,000 of the 30,000,000 shares of common stock we had previously issued under the SPA, and we delivered 10,000,000 shares of common stock to be held in escrow pending the closing of the Winsonic Acquisition. These shares have not been paid for and are not deemed to be outstanding for Rule 144 purposes. We paid no commissions in connection with this issuance. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     General

     For the year ended December 31, 2003, ("Fiscal 2003"), we incurred a net loss of $4,291,000 on revenues of $0. Total expenses for Fiscal 2003 of $4,269,000, were almost all selling, general and administrative ("SGA") expenses, compared to a net loss of $1,066,000 for the comparable period last year in which we had total SGA of $847,000 and research and development expenses of $223,000. During Fiscal 2003, an aggregate of 5,725,000 shares of Common Stock were issued to various individuals in exchange for their services. The value of their services is based on the fair market value of the Company's Common Stock on the date of issuance. Included in SGA for Fiscal 2003 is $1,056,750 consisting of the value of 5,725,000 shares of Common Stock issued to employees and consultants.

     During the fiscal year ended December 31, 2002 ("Fiscal 2002") we recorded revenues of $26,000 from certain consumers whose websites were maintained using our NetDVD Steam Share technology, which agreements are no longer in effect. During Fiscal 2002 we also incurred $223,000 of research and development expense in connection with our NetDVD Steam Share technology. We scaled back our operations in Fiscal 2003 since we did not receive revenues from contracts we entered into previously.
Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

     Material Changes in Financial Conditions

     As of December 31, 2003, we had a working capital deficit of $400,000, compared to a deficit of $231,000 at December 31, 2002.

     As of December 31, 2003, we had cash on hand of $76.
Subsequent thereto, on March 18, 2004, a private investor loaned us $70,000. The loan was evidenced by a 6% Convertible
Subordinated Promissory Note due March 17, 2005. This investor subsequently converted the note into 200,000 shares of common stock pursuant to the terms of the note.

     For Fiscal 2003, we experienced a net decrease in cash of $4,000, which was virtually the same decrease as in Fiscal 2002.

     We cut back our operations to match our projected available cash. Our ability to implement our business plan is dependent upon expanding our current revenues from sales of our products and services, completing our acquisition of Winsonic and obtaining additional financing.

     If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their audit report, dated March 9, 2004, that there is substantial doubt about our ability to continue as a going concern without additional financing and achieving and maintaining profitable operations.

     For Fiscal 2003, we used in operating activities $121,000, compared to $533,000 used in Fiscal 2002. Our net loss of $4,291,000 in Fiscal 2003, resulted in substantial part from the issuance of $4,061,000 of stock based compensation.

     For Fiscal 2003, we had net cash provided by financing activities of $80,000 in the form of a loan from an officer. For Fiscal 2002, we had net cash provided by financing activities of $623,000 primarily as a result of an increase in additional paid-in-capital.

     Continuing Operations

     Our priorities for the next twelve months of operations are to complete the Winsonic acquisition and continue to develop and subsequently market our products and services. We are focused on raising capital and establishing a business presence with vendors, business owners and referral sources. We may hire additional sales people in the near future. We expect these sales people to receive salary and compensation in the form of commissions to minimize our operating capital requirements. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business.

     Without adequate financing we will be unable to compete successfully. Furthermore, competitive pressures which we face may have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. If we require additional capital, we may be required to raise additional capital through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

     Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

                          RISK FACTORS

     We are subject to various risks that may materially harm our business, financial condition and results of operations. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations.

     We have experienced significant operating losses since we were formed in April 2000. The Company incurred net losses of approximately $4,291,000 and $1,066,000 for the years ended December 31, 2003 and 2002, respectively, and $6,283,000 for the period from inception through December 31, 2003, as the Company significantly curtailed its operations due to a lack of funds. The Company has recorded total revenues of only $25,615 since inception.

     The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the Winsonic Acquisition and its commencement of income-generating activities (including, but not limited to, salaries of executive, marketing, engineering and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

We have an immediate need for additional financing.

     The Company's has no operating funds and has been unable to sustain its operations without funding from its Management. The Company has an immediate need for funds in order to finance its business operations. At December 31, 2003, the Company had a working capital deficit of approximately $400,000 and an accumulated deficit of approximately $6,283,000.

     Our working capital requirements in the foreseeable future will depend on a variety of factors, including the Company's ability to complete the Winsonic Acquisition and implement its business plan. In the event that our plans change, our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), we will be required to seek additional financing sooner than anticipated or have to curtail our activities.

     Additionally, to the extent that we incur indebtedness or issue debt securities in connection with the Winsonic Acquisition or any other transaction, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing stockholders will provide any portion of our future financing requirements. There can be no assurance that additional financing will be available to us on commercially reasonable or acceptable terms, if at all. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of our control. Our failure to secure necessary financing would have a material adverse effect on us and could require us to delay or modify our business plan.

Qualified financial statements based on limited operations and establishing a long-term source of revenue.

     We have incurred operating losses and negative cash flow from operations in 2002 and 2003 and since inception as stated in the Financial Statement which are part of this Report. Our Accountants issued a qualified report on our financial statements as at and for the year ended December 31, 2003. The report states that our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. See "Independent Auditors' Report" and "Note 7 of Notes to Financial Statements" contained in this Report.

Our limited operating history subjects us to the risks of a new business.

     The Company was organized in April 2000 and had not commenced commercial operations until September 2000. We have a limited operating history upon which an evaluation of our future performance and prospects can be made. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the Internet, which is an evolving industry characterized by intense competition.

Risks Relating to Winsonic

We have no assurance that the pending transaction with Winsonic will be completed.

     In July 2003, we entered into a Stock Purchase Agreement with Winsonic which provided for Winsonic to obtain 60% of the fully diluted stock of our company. Winsonic was unable to deliver to the Company the executed client contracts that comprised the purchase price. In December 2003, the Stock Purchase Agreement was superseded by the Addendum described above under Item 1. "Description of Business." There can be no assurance that we will be able to obtain audited financial statements of Winsonic, or otherwise complete the acquisition of Winsonic. In that case all discussions in this Agreement concerning Winsonic will be null and void. In such event, we will be left with our existing technology from which we have derived very limited revenues to date.

We may not be able to successfully integrate with Winsonic and achieve the benefits expected to result from the acquisition.

     In the event that we are able to complete the acquisition of a controlling interest in Winsonic, the acquisition will present numerous challenges to us. These include the integration of the operations, technologies and management of the Company and Winsonic and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel.

     We cannot assure you that we will successfully integrate or profitably manage Winsonic's business. In addition, we cannot assure you that, following the acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

We may not be able to successfully manage the combined entity.

     In the event we are able to complete the acquisition of Winsonic and then integrate our operations, we may not be able to successfully manage the combined operations. The combined operations may place significant demands on the Company's management, technical, financial and other resources. In addition, successful integration of the Company's operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to implement operational, financial and management information systems, procedures and controls. There can be no assurance that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and/or operating results.

Potential Liabilities Associated with Winsonic.

     If we are able to acquire a majority interest in Winsonic it may have liabilities that we did not discover or may have been unable to discover during our pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for the foregoing liabilities, the Company's operations may be materially adversely affected.

Business Risks

Our dependence is on the Internet, a developing market.

     Our ability to derive revenues by providing online commerce and Internet services depends, in part, upon a developed and robust industry and the infrastructure for providing Internet access and carrying Internet traffic. There can be no assurance that the necessary infrastructure or complementary products will be developed or that the Internet will become a viable commercial marketplace in those segments which we target. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of Internet use. In the event that the necessary infrastructure or complementary products are not developed or the Internet does not become a viable commercial marketplace for our services, future business, operating results and financial condition could be adversely affected if we were to expend significant proceeds for the development of our services.

We cannot predict our success because our business model is unproven.

     Our success depends on continued growth in the use of streaming media over the Internet. Although streaming media usage and popularity have continued to grow, we cannot be certain that further growth will occur in its present form, or at all. Critical issues concerning the increased use of streaming media over the Internet, including video and audio quality cost, ease of access and intellectual property protection, are likely to affect the development of the market for our services. Relatively few companies currently offer Internet-based streaming media products and services, and we do not believe any of those has done so with any degree of profitability.

Our ability to attract and retain customers depends on factors we cannot control.

     Our ability to increase the number of our customers, and our ability to retain customers, will depend on a number of factors, many of which are beyond our control. These factors include:

  * Our ability to obtain financing, a commercially viable market developing for our products and services, our ability to successfully market our products and services, provide reliable service to and retain new customers and develop a profitable business.

  * Our market is characterized by rapid technological change and our products and services could become obsolete or fail to gain market acceptance.

  The market for our services is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product and service introductions and enhancements. Our industry is characterized by frequent introduction of new products and services. In order for us to achieve market acceptance for our products and services we require substantial marketing efforts and the expenditure of significant funds to creating both awareness and demand by marketing retailers and consumers. If technologies or standards applicable to our products or services become obsolete or fail to gain widespread consumer acceptance and we are unable to adopt to such changes, then our business and financial results will be materially and adversely affected.

We depend on a data transmission infrastructure largely maintained by third parties or subject to disruption by events outside our control.

     Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our customers and the Internet. A significant portion of that infrastructure is owned by third parties. Accordingly, we have no control over its quality and maintenance. Our operations also depend on our ability to avoid damages from power losses, telecommunications failures, network software flaws, transmission cable cuts, fires, earthquakes, floods and similar events. The occurrence of any of these events could interrupt our services. The failure of the Internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations could have a material adverse effect on our business and financial results.

We operate in an extremely competitive market and may not be able to compete effectively.

     Our current and prospective competitors are numerous. The Internet services business is highly competitive and there are few significant barriers to entry. All of our established competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our current competitors include such large companies as Microsoft Corporation, Apple Computer, Inc., and RealNetworks, Inc. If the marketplace for streaming media over the Internet substantially expands and becomes commercially viable, then any of these competitors may expand their services and seek to dominate the marketplace preventing us from obtaining any meaningful market share. We intend to compete on the terms of price, customer support, technical expertise, ease of use, variety of value added services and reliability.

We depend on our key personnel and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans.

     Our future success depends on the continued service of our key personnel. We do not carry key person life insurance on any of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly marketing, sales, engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We expect to experience, in the future, difficulty in hiring and retaining highly skilled employees.

Unauthorized use of our intellectual property by third parties may adversely affect our business.

     We regard our copyrights, service marks, trademarks, patent applications, trade secrets, know-how and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We have filed patent and trademark applications and rely on trademark, patent and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

Defending against intellectual property infringement claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business.

     We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Absence of dividends.

     We have never paid any dividends on shares of our Common
Stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business.

Our dependence on limited number of clients increases the risk of loss of a client.

     It is anticipated that our initial commercial operations will largely depend upon our relationship with a small number of clients. The termination of business by any of our initial clients will generally be expected to have a material adverse effect on our operations. Our client relationships will generally be subject to termination by either party without cause on short notice.

Our management has the ability to control almost all matters.

     Winston Johnson, Jon Jannotta and Nana Yalley, our Chairman and CEO, President and Executive Vice President, respectively, and their affiliates and other officers, directors and affiliates of the Company currently own beneficially approximately 44% of the Company's shares of Common Stock. Therefore, these stockholders will have the ability to elect all of our directors and to control the outcome of all other issues submitted to our stockholders.

You may expect difficulty of trading and obtaining quotations for common stock.

     Our Common Stock is currently quoted on the NASD's
Electronic Bulletin Board (OTCBB) under the symbol "MEDE." As a result of trading in the over-the-counter market, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of the Common Stock.

Penny Stock regulation is expected to adversely affect the market for the Company's securities.

     The trading of the our Common Stock is currently subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for non-Nasdaq and non-exchange listed securities. Under such rule, brokers-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Such exceptions include equity securities listed on Nasdaq and equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated therewith.

     Our Common Stock is currently a penny stock as defined in the Exchange Act and as such, the market liquidity for the Common
Stock is limited to the ability of broker-dealers to sell Common
Stock in compliance with the above-mentioned disclosure requirements .

Preferred stock may act as an anti-takeover device.

     We are authorized to issue 5,000,000 shares of preferred stock, $.001 par value. The Company has 1,550 shares of Series A Convertible Preferred Stock issued and outstanding and convertible into an aggregate of 258,339 shares of Common Stock.
The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences, liquidation preferences, voting and other rights to preferred stockholders over common stockholders or, subject to approval of the holders of the Preferred Stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by stockholders.

Shares Eligible For Future Sale

     Of the shares of the Company's Common Stock outstanding, approximately 13,141,000 are "restricted securities," as that term is defined in the Securities Act, and may be sold in compliance with the provisions of Rule 144 of the Securities Act. This is exclusive of the 10 million shares currently held in escrow pending the completion of the Winsonic Acquisition.

Item 7.    Financial Statements.

     Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8.    Changes In and Disagreements With Accountants on
      Accounting and Financial Disclosure.

     None.

Item 8A.   Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2003. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of that date.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal. Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. Each director has been elected to the Board of Directors pursuant to his employment agreement or consulting agreement. Our directors and executive officers are as follows:

     Name            Age    Principal Positions and Offices with our Company
 -----------------  -----   ------------------------------------------------
 Winston Johnson     44     Co-Chairman of the Board and Chief
                            Executive Officer

 Jon J. Jannotta     55     Co-Chairman of the Board and President

 Nana Yalley         43     Executive Vice President and Vice
                            Chairman of the Board

     Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

     Winston Johnson has been the Co-Chairman of the Board and Chief Executive Officer of the Company since December 2003. Mr. Johnson founded Winsonic Holdings, Ltd. in 2002, as a successor to a company he founded in 1996, and has been its Chairman of the Board and controlling stockholder since then. Mr. Johnson, who started in the music, computer science, and communications industries in the 1970s, pioneered technological innovations in music, computer and sound engineering such as the Winsonic Process. The Winsonic Process, a digital compression technology that produces a superior sounding product, has been used to enable record and film companies to record and distribute high-end voice, data, text, audio and video files throughout the world. Mr. Johnson is also Los Angeles Center Studios' Entertainment Industry Broadband Initiative co-founder and Technology Group Chairman, and Co-founder of UBNetworks, a competitive local exchange carrier and national backbone provider that he helped to take public in 2000.

     Jon J. Jannotta has been a director since April 2000, Executive Vice President from April 2000 until December 2003 and since then our Co-Chairman of the Board and President. Mr. Jannotta is a licensed architect and general contractor. Since January 1997, Mr. Jannotta has been a principal and director of Jon J. Jannotta Architects-Planners, Inc. Mr. Jannotta has experience in the practice of architecture, the construction industry and urban development, and general business administration.

     Nana Yalley has been a director since January 2002; Chief Information Officer from September 2001 until December 2003 and Executive Vice President and Vice Chairman of the Board since December 2003. From September 1999 to September 2001, Mr. Yalley was the chief executive officer of Nexcode Inc., which he co-founded. We acquired Nexcode in August 2001. From February 1997 to September 1999, Mr. Yalley was the chief executive officer of Allnet Broadcasting.com Inc., a producer of digital video and audio compression and encryption (software and/or hardware). Mr. Yalley has more than 15 years of experience in the music and technology industries, having worked as a music composer and producer as well as an audio engineer and sound effects designer for film and television. Mr. Yalley designed metronome-based midi controller software for live music performers, and he built and operated a custom recording studio. He is a co-developer of Nexcode's NetDVD technology.

     Directors

     Our bylaws currently provide for a board of directors comprised of a minimum of one director.

     Board Committees

     We currently have no audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, the entire board of directors participates in discussions concerning executive officer compensation. Our board of directors has determined that none of its members is an audit committee financial expert within the meaning of paragraph
(e)(2) of Item 401 of Regulation S-B. There has been no material change to the procedures by which stockholders may recommend nominees to our board of directors.

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

     Compliance with Section 16(a) of the Exchange Act

     Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2003, except the following: Jon Jannotta filed two late Form 4's on July 16, 2003 and October 31, 2003 for the acquisition of shares.

     Code of Ethics

     We have adopted a Code of Business Conduct and Ethics designed to comply with Item 406 of Regulation S-B. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.

Item 10.   Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001 by those persons who served as chief executive officer during our 2003 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during the year ended December 31, 2003.

                   Summary Compensation Table

                                     Annual Compensation
                                  -----------------------------
     Name and
 Principal Position      Year                 Salary
---------------------------------------------------------------

Winston Johnson          2003                 $-0-
CEO                      2002                    -
                         2001                    -

Benedict L. Paglia       2003                  -0-
Acting CEO(1)            2002              155,904 (2)
                         2001               98,400 (3)

Roger F. Paglia(4)       2003                  -0-
CEO                      2002              194,880 (5)
                         2001              123,000 (6)

Jon Jannotta             2003              155,904
Executive VP             2002              155,904 (7)
                         2001               98,400 (8)

(1) Benedict L. Paglia was our acting Chief Executive Officer from February 6, 2003 through July 2003.

(2) Consists of $16,402 paid in cash, $60,264 paid in stock and $79,238 accrued and unpaid as of the date of this report.

(3)  Consists of $98,400 paid in stock.

(4) Roger F. Paglia resigned from all positions with the company, effective February 6, 2003, because of personal reasons unrelated to our business.

(5) Consists of $122,725 paid in cash, $53,255 paid in stock and $18,900 accrued and unpaid as of the date of this report.

(6)  Consists of $85,637 paid in cash and $37,363 paid in stock.

(7) Consists of $15,000 paid in cash, $60,264 paid in stock and $80,640 accrued and unpaid as of April 15, 2003, which amount was subsequently converted into common stock.

(8)  Consists of $98,400 paid in stock.


     Option Grants in Last Fiscal Year; Aggregated Option
     Exercises in Last Fiscal Year and Fiscal Year End Option
     Values

     In October 2002, our stockholders approved our 2002 Employee Stock Incentive Plan. Our executive officers are eligible to receive awards under this plan. We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our fiscal year ended December 31, 2003. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2003 fiscal year.

     Employment Agreements

     Effective October 1, 2001, the company entered into Employment Agreements with Roger Paglia, Benedict Paglia and Jon
Jannotta. The term of each of these agreements, each of which was cancelled in 2003, was for five (5) years with automatic annual renewals for additional one (1) year terms.

     Roger Paglia's salary for the first year of the agreement is $192,000. Benedict Paglia's and Jon Jannotta's salary for the first year of their agreements is $153,600. Each of the agreements provides for an annual minimum salary increase of 6% per year and provides each employee the option to purchase, at any time during the term of the agreement, a number of shares of common stock equal to up to 5% of our total authorized issue of common stock. Each agreement also provides for an expense allowance of up to $30,000 per year and other benefits and perquisites, including premiums for health and insurance, none of which have been paid, accrued or otherwise provided to any such person at any time.

     Roger Paglia resigned from all positions with the Company effective February 6, 2003, and Benedict Paglia resigned from all positions with the Company effective July 31, 2003.

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

     The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 23, 2004, on which date there were 23,584,622 shares outstanding (not including 10 million shares held in escrow for the Winsonic Acquisition), by:

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

     Except as otherwise indicated in the notes to the following table,

  * we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

  * the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Media and Entertainment.com, Inc., 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052.

                                                       Percentage of
                               Amount and Nature       Outstanding
Name and Address           of Beneficial Ownership     Shares Owned
-----------------------    -----------------------    ---------------

Winston Johnson                  2,000,000 (1)              8.5%

Jon J. Jannotta                  5,861,158                 24.9%

Nana Yalley                      2,429,988                 10.3%

Benedict L. Paglia                 225,314 (2)               *

Roger F. Paglia                        -0- (3)               *

All current directors and       10,291,146                 43.6%
executive
officers as a group (3 persons)
----------
* Represents less than 1%.

  (1)  These 2 million shares were issued pursuant to a Services
       Agreement entered into in July 2003 with the Company. Does not include 10 million Shares currently held in escrow for Winsonic Holdings, Ltd., of which Mr. Johnson is the controlling shareholder, pending the completion of the Winsonic Acquisition. See Item 1. "Description of Business."

  (2) The information with respect to shares beneficially owned by Benedict L. Paglia is as of July 31, 2003. We have not received information from Mr. Paglia as to his beneficial ownership. The information is based on filings under Section 16 of the Securities Exchange Act of 1934 and our records.

  (3) The information with respect to shares beneficially owned by Roger F. Paglia is as of February 6, 2003. We have not received information from Mr. Paglia as to his beneficial ownership. The information is based on filings under Section 16 of the Securities Exchange Act of 1934 and our records.

     The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2003:

                   Number of       Weighted-       Number of
                 securities to      average       securities
                be issued upon  exercise price     remaining
                  exercise of   of outstanding   available for
                  outstanding      options,         future
                   options,      warrants and   issuance under
                 warrants and       rights          equity
                    rights                       compensation
                                                     plans
                                                  (excluding
                                                  securities
                                                 reflected in
                                                  column (a))
                      (a)            (b)              (c)
                 -------------  -------------  -----------------

Equity                -0-             -0-             -0-
compensation
plans approved
by security
holders

Equity                -0-             -0-             -0-
compensation
plans not
approved by
security
holders
                 -------------  -------------  -----------------
Total                 -0-             -0-             -0-

Item 12.   Certain Relationships and Related Transactions.

     We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except for the employment agreements we entered into, which are discussed in the "Employment Agreements" subsection of
Item 10 of this report and the Addendum to the SPA between us and Winsonic in connection with the Winsonic Acquisition, which is discussed in the "Agreement with Winsonic and Description of Winsonic" subsection of Item 1 of this report.

Item 13.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

   Exhibit  Description
     No.
  --------  ------------------------------------------------------
     3.1 Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002.*
     3.2    By-laws of Media and Entertainment.com, Inc.*
     10.1 Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict
            Paglia, and Bernard Grossman on October 1, 2001.*
     10.2 Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.**
     10.3 Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc., and Winsonic Holdings, Ltd. **
     10.4 Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003.**
     10.5   Amendment Agreement between Media and
            Entertainment.com, Inc. and Winsonic Holdings,
            Ltd., dated January 27, 2004.**
     10.6   Amendment Agreement between Media and
            Entertainment.com, Inc. and Winsonic Holdings,
            Ltd., dated March 29, 2004.**
     14.1   Code of Business Conduct and Ethics.**

   Exhibit  Description
     No.
  --------  ------------------------------------------------------
     21.1   List of subsidiaries of Registrant.**
     31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
     31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
     32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
     32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

     *    Previously filed. See Exhibit Index.
    **    Filed herewith.

     (b)  Reports on Form 8-K.

     None.

Item 14.   Principal Accountant Fees and Services.

     The aggregate fees billed by our independent auditors, Chavez & Koch, Business Consultants and CPA's, Ltd., for each of our last two fiscal years are as follows:

                         2003       2002
                       ---------  ---------
Audit Fees             $  9,300   $  9,300

Audit-Related Fees     $    -0-   $    -0-

Tax Fees               $    -0-   $    -0-

All Other Fees         $    -0-   $    -0-

     We do not have audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.













                            -19-





















                  MEDIA AND ENTERTAINMENT.COM, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                    AUDITED FINANCIAL STATEMENTS

        FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 & 2002



























                            -page-








                              CONTENTS


INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS:

     Balance Sheets                                                1

     Statements of Operations and Accumulated Deficit              2

     Statements of Changes in Stockholders' Equity (Deficit)     3-5

     Statements of Cash Flows                                      6


NOTES TO FINANCIAL STATEMENTS:                                 7- 18





























                            -page-







                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Media And Entertainment.com, Inc.:

We have audited the accompanying balance sheets of Media And Entertainment.com, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2003 and 2002 and the statements of operations and accumulated deficit and cash flows for the years then ended and from April 27, 2000 (date of inception) to December 31, 2003 and the statement of changes in stockholders' equity from April 27, 2000 (date of inception) to December 31, 2003. These financial statements are the responsibility of Media And Entertainment.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media And Entertainment.com, Inc. as of December 31, 2003 and 2002 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the years ended December 31, 2003 and 2002 and from April 27, 2000 (date of inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 7 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note
8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Chavez & Koch, CPA's

March 29, 2004
Henderson, Nevada




                            -page-






                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                     AS OF DECEMBER 31, 2003 & 2002

                                                        12/31/03     12/31/02
                          ASSETS                      -----------  -----------
ASSETS:

 Current assets:
   Cash                                                 $      76    $  4,543
   Accounts receivable                                          -       8,375
                                                      -----------  -----------
   Total current assets                                        76      12,918
                                                      -----------  -----------
 Fixed assets:
   Computer Equipment                                      97,926      97,926
   Software                                                 1,388       1,388
   Less: Accumulated depreciation                         (34,175)    (12,817)
                                                      -----------  -----------
    Total fixed assets                                     65,139      86,497
                                                      -----------  -----------
 Other assets:
   Officer's salary advance                                     -      37,000
   Refundable deposits                                          -       2,760
                                                      -----------  -----------
    Total other assets                                          -      39,760
                                                      -----------  -----------
TOTAL ASSETS                                            $  65,215   $ 139,175
                                                      ===========  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Current liabilities:
   Accounts payable                                     $ 130,582   $  68,047
   Accrued expenses                                        29,706      17,012
   Payroll tax liabilities                                 18,663      17,733
   Loans payable - officer, director &
   shareholder                                            221,132     141,559
                                                      -----------  -----------
    Total current liabilities                             400,083     244,351
                                                      -----------  -----------

TOTAL LIABILITIES                                         400,083     244,351
                                                      -----------  -----------

Stockholders' equity:

Convertible preferred stock, $0.001 par value 5,000,000
 shares authorized, 1,550 shares issued and
 outstanding at 12/31/03 and 12/31/02                           2           2

Additional paid-in capital - Convertible
  preferred stock                                         132,848     132,848

Paid-in capital - Stock warrants                           22,150      22,150

Common stock, $0.001 par value, 50,000,000 shares
 authorized, 31,225,635 and 15,500,635 shares issued and
 outstanding at 12/31/03 and 12/31/02, respectively        31,225      15,500

Additional paid-in capital - Common stock              11,761,699   4,720,674

Stock subscriptions                                    (6,000,000) (3,004,281)

Accumulated (deficit) during
 development stage                                     (6,282,792) (1,992,069)
                                                      -----------  -----------
    Total stockholders' equity                           (334,868)   (105,176)
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'                     $  65,215   $ 139,175
EQUITY                                                ===========  ===========




         The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Balance Sheets







                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 & 2002
                 AND FROM INCEPTION TO DECEMBER 31, 2003



                                   Twelve months ended          Inception to
                                 ---------------------------   --------------
                                   12/31/2003    12/31/2002      12/31/2003
                                 -------------  ------------   --------------

REVENUE                          $         -     $  25,615       $   25,615

COST OF GOODS SOLD                         -             -               -
                                 -------------  ------------   --------------

GROSS PROFIT                               -        25,615          25,615
                                 -------------  ------------   --------------
EXPENSES:
 Selling, general and
 administrative                    4,247,970       279,497       5,056,200
 Selling, general and
 administrative, related party             -       567,023         552,892
 Depreciation expense                 21,358        11,918          34,175
                                 -------------  ------------   --------------
   Total expenses                  4,269,328       858,438       5,643,267
                                 -------------  ------------   --------------
OPERATING INCOME (LOSS)           (4,269,328)     (832,823)     (5,617,652)
                                 -------------  ------------   --------------
OTHER INCOME/(EXPENSES):
 Research and development
 expense                             (33,032)     (223,441)       (662,473)
 Interest expense                     (9,987)       (4,329)        (27,010)
 Interest Income                           -            12              12
 Other Income                         24,331             -          24,331
   Total other                   -------------  ------------   --------------
   income/(expenses)                 (21,395)     (233,416)       (665,140)
                                 -------------  ------------   --------------

NET ORDINARY INCOME (LOSS)       $(4,290,723)  $(1,066,239)    $(6,282,792)
                                 -------------  ------------   --------------

Accumulated Deficit, beginning
of period                         (1,992,069)     (925,830)              -

                                 =============  ============   ==============

Accumulated Deficit, end of      $(6,282,792)  $(1,992,069)    $(6,282,792)
period                           =============  ============   ==============

Basic weighted average number of
 common shares outstanding        17,721,868    11,673,258      10,516,469
                                 =============  ============   ==============

Net loss per basic share         $      0.24    $     0.09     $      0.60
                                 =============  ============   ==============

Net loss per diluted share       $      0.24    $     0.09     $      0.60
                                 =============  ============   ==============


     The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.




                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         AS OF DECEMBER 31, 2003


                     Convertible      Add'l Paid-in                                Add'l                              Total
                   Preferred Stock    Capital-      Paid-in     Common Stock       Paid-In  Deferred     Accumulated  Stock-
                --------------------- Convertible   Capital  --------------------- Capital               Deficit      holders'
                 Shares       Value   preferred     Stock     Shares       Value   Common   Compensation Development  Equity
                                      stock         warrants                       stock                 Stage
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Issued for cash
May 3, 2000          -     $      -    $      -      $     -   3,250,000   $ 3,250  $  5,250  $        -    $      -   $   8,500

Issued for cash
November 7, 2000     -            -           -            -   1,699,750     1,700   168,275           -           -     169,975

Accumulated deficit
December 31, 2000    -            -           -            -           -         -         -           -     (94,537)    (94,537)
                ---------  ----------  ------------ --------  ----------  --------- --------  ------------  -----------  ---------
Balance at
December 31, 2000    -     $      -    $      -      $     -   4,949,750   $ 4,950  $173,525           -     (94,537)     83,938
                =========  ========== =============  ======== ==========  ========= ========  ============  ===========  =========
Issued for services
June 1, 2001         -            -           -            -      52,000        52     5,148      (5,200)          -           -
June 7, 2001         -            -           -            -     455,000       455   129,220    (129,675)          -           -
July 31, 2001        -            -           -            -     200,000       200    59,800     (60,000)          -           -

Issued for stock awards
July 31, 2001        -            -           -            -     920,000       920   275,080    (276,000)

Issued for services
August 1, 2001       -            -           -            -     100,000       100    29,900     (30,000)          -           -

Nexcode acquisition
August 6, 2001       -            -           -            -   1,200,000     1,200   404,800           -           -     406,000

Issued for services
August 8, 2001       -            -           -            -     100,000       100    29,900     (30,000)          -           -
August 23, 2001      -            -           -            -     200,000       200    49,800     (50,000)          -           -
September 1, 2001    -            -           -            -     500,000       500   124,500    (125,000)          -           -
September 5, 2001    -            -           -            -      50,000        50    14,172     (14,222)          -           -
September 11, 2001   -            -           -            -     200,000       200    56,692     (56,892)          -           -

Issued for stock awards
October 5, 2001      -            -           -            -     500,000       500   154,500    (155,000)          -           -
October 15, 2001     -            -           -            -      50,000        50    17,450     (17,500)          -           -
October 25, 2001     -            -           -            -      10,000        10     5,990      (6,000)          -           -

Issued for services
December 10, 2001    -            -           -            -      12,500        13     5,237      (5,250)          -           -

Issued for stock awards
December 20, 2001    -            -           -            -      50,000        50    20,950     (21,000)          -           -

Issued for services
December 21, 2001    -            -           -            -      25,000        25    10,225     (10,250)          -           -

Future services received
December 31, 2001    -            -           -            -           -         -         -     235,769           -     235,769

Net income (loss)
December 31, 2001    -            -           -            -           -         -         -           -    (831,293)   (831,293)
                ---------  ---------- ------------- --------  ----------  --------- --------  ------------  -----------  ----------
Balance at
December 31, 2001    -     $      -     $      -      $     -  9,574,250   $ 9,575 $1,566,889  $(756,220)   $(925,830)  $(105,586)
                =========  ==========  ============= ======== ==========  ========= ========  ============  ===========  ==========




      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit)






                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         AS OF DECEMBER 31, 2003


                     Convertible      Add'l Paid-in                                Add'l                              Total
                   Preferred Stock    Capital-      Paid-in     Common Stock       Paid-In  Deferred     Accumulated  Stock-
                --------------------- Convertible   Capital  --------------------- Capital               Deficit      holders'
                 Shares       Value   preferred     Stock     Shares       Value   Common   Compensation Development  Equity
                                      stock         warrants                       stock                 Stage
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Issued for services
January 8, 2002       -            -            -          -     150,000       150    91,350    (91,500)           -         -
February 7, 2002      -            -            -          -      40,000        40    15,960    (16,000)           -         -
February 22, 2002     -            -            -          -      20,000        20      8580     (8,600)           -         -

Issued for cash
March 31, 2002        -            -            -          -     120,969       120    37,380          -            -    37,500

Future services received
March 31, 2002        -            -            -          -           -         -         -    133,789            -   133,789

Issued for cash
April 9, 2002         -            -            -          -     142,646       143    44,077          -            -    44,220

Issued for services
April 17, 2002        -            -            -          -      50,000        50    17,450    (17,500)           -         -
April 29, 2002        -            -            -          -     100,000       100    33,900    (34,000)           -         -

Issued for cash
May 9, 2002           -            -            -          -     270,000       270    80,730          -            -    81,000

Issued for services
May 31, 2002          -            -            -          -     515,000       515   241,535   (242,050)           -         -

Issued for cash
June 9, 2002          -            -            -          -     855,405       855   264,319          -            -    265,174

Issued for cash
July 1, 2002          -            -            -          -     150,000       150    46,350          -            -     46,500

Issued for services
July 9, 2002          -            -            -          -     500,000       500   414,500   (415,000)           -          -
September 19, 2002  100            -        8,571      1,429           -         -         -          -            -     10,000

Future services received
September 30, 2002    -            -            -          -           -         -         -    303,466            -    303,466

Issued for cash
October 8, 2002     800            1       68,567     11,432           -         -         -          -            -     80,000

Issued for cash
October 22, 2002    100            -        8,571      1,429           -         -         -          -            -     10,000

Issued for cash
November 8, 2002     50            -        4,285        715           -         -         -          -            -      5,000

Issued for services
November 21, 2002     -            -            -          -   2,837,365     2,837  1,756,329 (1,759,166)          -          -
November 22, 2002     -            -            -          -     175,000       175    101,325   (101,500)          -          -

Issued for cash
December 5, 2002    500            1       42,854      7,145           -         -          -          -           -     50,000

Net income (loss)
December 31, 2002     -            -            -          -           -         -          -          -  (1,066,239)(1,066,239)
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------



      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit)





                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         AS OF DECEMBER 31, 2003


                     Convertible      Add'l Paid-in                                Add'l                              Total
                   Preferred Stock    Capital-      Paid-in     Common Stock       Paid-In  Deferred     Accumulated  Stock-
                --------------------- Convertible   Capital  --------------------- Capital               Deficit      holders'
                 Shares       Value   preferred     Stock     Shares       Value   Common   Compensation Development  Equity
                                      stock         warrants                       stock                 Stage
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Balance at
December 31, 2002   1,550          2     132,848     22,150  15,500,635   15,500  4,720,674  (3,004,281) (1,992,069)  (105,176)

Issued for services
July 18, 2003           -          -           -          -   2,000,000    2,000    198,000    (200,000)          -          -
October 1, 2003         -          -           -          -   3,500,000    3,500    801,500    (805,000)          -          -
October 2, 2003         -          -           -          -     225,000      225     51,525     (51,750)          -          -
December 17, 2003       -          -           -          -  10,000,000   10,000  5,990,000  (6,000,000)          -          -

Future services received
December 31, 2003       -          -           -          -           -        -          -   4,061,031           -  4,061,031

Net income (loss)
December 31, 2003       -          -           -          -           -        -          -           -  (4,290,723)(4,290,723)
                ---------  ---------- ------------- -------- ----------  --------- -------- ------------ -----------  ----------
Balance at
December 31, 2003   1,550         $2    $132,848    $22,150  31,225,635  $31,225 $11,761,699 $(6,000,000)$(6,282,792)$(334,868)






      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit)







                     MEDIA AND ENTERTAINMENT.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 & 2002
                 AND FROM INCEPTION TO DECEMBER 31, 2003



                                              Twelve months ended          Inception to
                                            ---------------------------   --------------
                                              12/31/2003    12/31/2002      12/31/2003
                                            -------------  ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $ (4,290,723)  $ (1,066,239)  $ (6,282,792)
Adjustments to reconcile net loss
to net cash provided by operations:
  Stock based compensation                     4,061,031        437,255      4,907,580
  Nexcode acquisition                                  -              -        406,000
  Depreciation                                    21,358         11,918         34,175
  (Increase) / Decrease in:
    Accounts receivable                            8,375         (8,375)             -
    Deposits                                       2,760         (2,050)             -
  Increase / (Decrease) in:
    Accounts payable                              62,535         60,209        130,582
    Accrued expenses                              12,694         17,012         29,706
    Accrued payroll tax expense                      930         17,733         18,663
                                            -------------  ------------   --------------
Net cash provided by operating activities       (121,040)      (532,537)      (756,086)
                                            -------------  ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                              -        (89,759)       (99,314)
 Loan to officer, director & shareholder          37,000          3,000              -
                                            -------------  ------------   --------------
Net cash used in investing activities             37,000        (86,759)       (99,314)
                                            -------------  ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                              -          1,696          6,646
 Increase in additional paid-in capital                -        627,698        627,698
 Loans from shareholders                          79,573         (6,152)       221,132
                                            -------------  ------------   --------------
Net cash provided by financing activities         79,573        623,242        855,476
                                            -------------  ------------   --------------

NET INCREASE (DECREASE) IN CASH                   (4,467)         3,946             76

CASH, BEGINNING OF PERIOD                          4,543            597              -
                                            -------------  ------------   --------------

CASH, END OF PERIOD                         $         76   $      4,543   $         76
                                            =============  ============   ==============
SUPPLEMENTARY INFORMATION:
 Interest paid                              $          -   $          -   $      4,329
                                            =============  ============   ==============
 Income taxes paid                          $          -   $          -   $          -
                                            =============  ============   ==============



     The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.






                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2003



NOTE 1 - ORGANIZATION AND PURPOSE

     Media And Entertainment.com, Inc. (a Development Stage Company) was incorporated in the State of Nevada on April 27, 2000. The Company has been organized for the primary purpose of offering full spectrum media advertising, media management, communications technologies, and related services to the entertainment industry. Media And Entertainment.com, Inc. is an Internet solutions company that has developed proprietary streaming and encryption software with broad applications. Since the acquisition of Nexcode, Inc. in August 2001, the Company's focus has turned to the commercialization of Nexcode's NetDVD StreamShare technology. The Company's management believes (based on their knowledge of the industry) that their software is able to compete in the marketplace with virtually all other companies.

     The Company currently has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. Accordingly, some of the Company's accounting policies and procedures have not yet been established.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There was a non-cash transaction, which is discussed in detail in Note 6.

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




                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 17,721,868 and 11,673,258 for the periods ended December 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.


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

                Computer Equipment                  5 Years
                Software                            3 Years

     Depreciation expense for the years ended December 31, 2003 and December 31, 2002 was $21,358 and $11,918, respectively.

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

     Advertising

     Advertising costs are to be expensed when incurred. There were no advertising costs for the years ended December 31, 2003 and 2002.




                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition

The financial statements of Media And Entertainment.com,
Inc. have been prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized in the period incurred. The fiscal year end is December 31.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

In April 2003, the FASB issued Financial Accounting
Standards Statement No. 149 "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." The
Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts
(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have material impact on its financial statements.

In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.




                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     April 27, 2000 - The Company incorporated in Nevada. The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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





                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

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





                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

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




                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     In December 2001, 37,500 shares of common stock were issued to two individuals in exchange for future services. The value of the services is based on the fair market value of the Company's stock on the date of issuance.

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






                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     In October 2001, 560,000 shares of common stock were issued to five individuals as part of the 2001 Stock Option and Incentive Plan of the Company as follows:

          The Company issued 250,000 shares of common stock to an individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $77,500. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

          The Company issued 250,000 shares of common stock to another individual as a matter of separate inducement and agreement in connection with his employment with or service to the Company. The shares are valued at $77,500. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

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





                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

          service to the Company. The shares are valued at $21,000. Shares were issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) of the Securities Act of 1933.

     Acquisitions

     The Company issued 1,200,000 shares of restricted common stock to Nexcode, Inc. as the purchase price for all Nexcode assets. The services are valued at $1,200. Of the total received, $1,200 is the stated value of common stock and $403,600 is considered additional paid-in capital. The shares shall subsequently be distributed to officers of Nexcode, Inc. as follows:

               Nana Valley, Chief Executive Officer, 400,000 shares
                Ceasar  Collazo,  Chief Technology  Officer,  400,000
          shares
               Michael Brown, Chief Operating Officer, 400,000 shares

     From March 14 through June 11, 2002, the Company sold an aggregate of 1,389,020 shares of $0.001 par value common stock for aggregate cash proceeds of $427,894 in a private placement to a total of 11 accredited investors.

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

     October 22, 2002 - The Company issued 100 shares and 10 warrants to one individual as follows:




                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     During 2002, 4,387,365 shares of common stock were issued to individuals in exchange for future services. The value of the services is based on the fair market value of the Company's stock on the date of issuance.

     During 2003, 15,725,000 shares of common stock were issued to individuals in exchange for future services. The value of the services is based on the fair market value of the Company's stock on the date of issuance.

     As of December 31, 2003 a total of 22,006,865 shares of common stock have been issued in exchange for services valued at $10,658,555 of which $4,734,055 has been provided and expensed.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Officer's compensation in the amounts of $0 and $567,023 was included in general and administrative expenses, related party, as of December 31, 2003 and 2002, respectively.





                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     As of December 31, 2002, the Company had a salary advance to the prior president of the Company in the amount of $37,000. This advance occurred prior to the passing of the Sarbanes-Oxley Act of 2002. During the period ending December 31, 2003, the Company expensed the entire amount.

     The Company received two loans with current balances of $36,419 and $184,713 from two shareholders, each bearing interest annually at 7%, in accordance with loan agreements that the Company had executed with both lenders, respectively. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to these notes.


NOTE 5 - MATERIAL CONTRACTS/AGREEMENTS

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

     Pursuant to the SPA, the Company planned to issue 30 million shares of its Common Stock valued at $.10 per share (the "Purchase Price"), which was equal to 150% of the fair market value of their common stock of $.07 per share when negotiations commenced. The Purchase Price would equal a fully diluted 60% of the total number of shares issued and outstanding giving effect to the issuance. All but 2 million of the shares (issued under the Services Agreement) should be held in escrow until earned. The Purchase Price is payable by Winsonics' transfer to the Company of listed contracts with an agreed upon price of at least $3 million. The 28 million shares would be released from escrow upon recognition of at least 50% (or $1.5 million) derived from the listed contracts.

     Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and
     Entertainment.com, Inc. In addition, under the five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of their common stock which was to be an advance of the 30 million share Purchase Price. Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic's pressed digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network ("WDSCSN") nationwide networks via optical circuits having bandwidth of at least OC-12 or greater.





                  MEDIA AND ENTERTAINMENT.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF DECEMBER 31, 2003


NOTE 5 - MATERIAL CONTRACTS/AGREEMENTS (CONTINUED)

     On December 11, 2003, Media And Entertainment.com, Inc. and Winsonic Holdings, Ltd. executed an addendum to the SPA whereby the 28 million shares held in escrow were returned to treasury and replaced with 10 million shares of common stock placed in escrow and valued at $.60 per share. Upon completion and release of the audited financial statements of Winsonic Holdings, Ltd., execution of the definitive stock purchase agreement, completion of due diligence, and satisfaction of customary closing conditions, the Board of Directors of Media And Entertainment.com, Inc. will release the shares out of escrow.


NOTE 6 - SUMMARY OF NON-CASH TRANSACTIONS

     In 2003, the Company amortized $4,061,031 of stock subscriptions
     which   is  included  as  part  of  general  and  administrative
     expenses.


NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $6,282,792 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


NOTE 8 - RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 2002 amounts to conform with the December 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.










                           SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MEDIA AND ENTERTAINMENT.COM, INC.



                                   By:  /s/ Winston Johnson
                                        ----------------------
                                        Winston Johnson
                                        Chief Executive Officer


                                   Date: March 24, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Winston Johnson    Principal Executive,    March 24, 2004
-------------------    Financial and
   Winston Johnson     Accounting Officer
                       and Director

                                               March 29, 2004
/s/ Jon J. Jannotta
-------------------
  Jon J. Jannotta      Co-Chairman of the
                      Board, President and
                            Director

/s/ Nana Yalley
------------------      Executive Vice         March 29, 2004
    Nana Yalley         President, Vice
                        Chairman of the
                       Board and Director












                                 -page-






                Media and Entertainment.com, Inc.

              Annual Report on Form 10-KSB for the
                  Year Ended December 31, 2003

                          EXHIBIT INDEX

Exhibit   Description
No.
-------  --------------------------------------------------------
3.1     Articles of Incorporation of Media and
        Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002 (incorporated herein by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB, filed on April 15, 2003).
3.2 By-laws of Media and Entertainment.com, Inc. (incorporated herein by reference from Exhibit 3(b) to the Registrant's registration statement on Form 10-SB, filed on January 17, 2001).
10.1 Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001 (incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB, filed on April 15, 2003).
10.2 Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.
10.3 Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc., and Winsonic Holdings, Ltd. **
10.4 Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003.
10.5 Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27,
        2004.
10.6 Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004.
14.1    Code of Business Conduct and Ethics
21.1    List of subsidiaries of Registrant.
31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350


















                                 -page-