Form 10QSB
period 2004-03-31
MEDIA & ENTERTAINMENT COM INC
filed 2004-05-24
CIK 1120411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐

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

(702) 492-1282

(Issuer’s telephone number)

As of May ___, 2004, the issuer had __________ shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

-i-

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB

Quarter Ended June 30, 2003

Table of Contents

Page

Independent Accountants’ Review Report	v

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet as of March 31, 2004 (Unaudited) and March 31, 2003	1
Statement of Operations and Accumulated Deficit (Unaudited)
for the Three Months Ended March 31, 2004 and 2003
and from inception to March 31, 2004	2
Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
as of March 31, 2004	3
Statements of Cash Flows (Unaudited) for the Three Months
Ended March 31, 2004 and 2003
and from inception to March 31, 2004	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	7
Item 3. Controls and Procedures	9

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

EXHIBIT INDEX	12

-ii-

PART I – FINANCIAL INFORMATION

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

REVIEWED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 AND 2003,

AND FROM INCEPTION TO MARCH 31, 2004

(UNAUDITED)

-iii-

CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

FINANCIAL STATEMENTS:

Balance Sheets	1

Statements of Operations and Accumulated Deficit	2

Statements of Cash Flows	3

NOTES TO FINANCIAL STATEMENTS	4-6

-iv-

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors

Media And Entertainment.com, Inc.:

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations and accumulated deficit for the three months ended March 31, 2004 and 2003 and from April 27, 2000 (date of inception) to March 31, 2004, and the statements of cash flows for the three months ended March 31, 2004 and 2003 and from April 27, 2000 (date of inception) to March 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Media and Entertainment.com, Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As disclosed in Note 3 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to this issue is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chavez & Koch, CPA’s

May 19, 2004

Henderson, Nevada

-v-

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)

	3/31/2004	12/31/03
ASSETS

ASSETS:

Current assets:
Cash	$ 65,274	$ 76
Accounts receivable	-	-
Total current assets	65,274	76

Fixed assets:
Computer Equipment	97,926	97,926
Software	1,388	1,388
Less: accumulated depreciation	(39,035)	(34,175)
Total fixed assets	60,279	65,139

TOTAL ASSETS	$ 125,553	$ 65,215

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
Accounts payable	$ 138,419	$ 130,582
Accrued expenses	30,344	29,706
Payroll tax liabilities	18,663	18,663
Loan payable - officer, director & shareholder	36,419	221,132
Total current liabilities	223,845	400,083

TOTAL LIABILITIES	223,845	400,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value 5,000,000
shares authorized, 1550 shares issued and
outstanding at 03/31/2004 and 12/31/03	2	2
Additional paid-in capital - convertible preferred stock	132,848	132,848
Paid-in capital - stock warrants	22,150	22,150
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,784,622 and 31,225,635 shares issued and
outstanding at 03/31/04 and 12/31/03, respectively	33,784	31,225
Additional paid-in capital - common stock	14,115,429	11,761,699
Deferred compensation - stock subscriptions	(6,000,000)	(6,000,000)
Accumulated deficit during development stage	(8,402,505)	(6,282,792)
Total stockholders' equity	(98,292)	(334,868)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 125,553	$ 65,215

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Balance Sheets

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003

AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	Three months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004

REVENUE	$ -	$ -	$ 25,615

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	25,615

EXPENSES:
Selling, general and administrative	379,859	153,144	5,436,059
Selling, general and administrative, related party	1,729,357	500	2,282,249
Depreciation expense	4,860	471	39,035
Total expenses	2,114,076	154,115	7,757,343

OPERATING INCOME (LOSS)	(2,114,076)	(154,115)	(7,731,728)

OTHER INCOME/(EXPENSES):
Research and development expense	-	(48,421)	(662,473)
Interest expense	(637)	-	(27,647)
Interest income	-	-	12
Other income	-	-	24,331
Total other income/(expenses)	(637)	(48,421)	(665,777)

NET ORDINARY INCOME (LOSS)	(2,114,713)	(202,536)	(8,397,505)

Accumulated Deficit, as previously reported	(6,282,792)	(925,830)	-

Prior period adjustment	(5,000)	-	(5,000)

Accumulated Deficit, end of period	$ (8,402,505)	$ (1,128,366)	$ (8,402,505)

Basic weighted average number of
common shares outstanding	17,721,868	9,554,420	11,857,787

Net loss per basic share	$ 0.12	$ 0.02	$ 0.71

Net loss per diluted share	$ 0.12	$ 0.02	$ 0.71

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003

AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	Three months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (2,114,713)	$ (1,066,239)	$ (8,402,505)
Adjustments to reconcile net loss
to net cash used by operations:
Stock based services	2,068,276	437,255	6,975,856
Nexcode acquisition	-	-	406,000
Depreciation	4,860	11,918	39,035
(Increase) / Decrease in:
Accounts receivable	-	(8,375)	-
Deposits	-	(2,050)	-
Increase / (Decrease) in:
Accounts payable	7,837	60,209	138,419
Accrued expenses	638	17,012	30,344
Accrued payroll tax expense	-	17,733	18,663
Net cash used in operating activities	(33,102)	(532,537)	(794,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(89,759)	(99,314)
Loan from officer, director & shareholder	-	3,000	-
Net cash used in investing activities	-	(86,759)	(99,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	200	1,696	6,853
Increase in additional paid-in capital	69,800	627,698	702,491
Loans from shareholders	28,300	(6,152)	249,432
Net cash provided by financing activities	98,300	623,242	958,776

NET INCREASE (DECREASE) IN CASH	65,198	3,946	65,274

CASH, BEGINNING OF PERIOD	76	597	-

CASH, END OF PERIOD	$ 65,274	$ 4,543	$ 65,274

SUPPLEMENTARY INFORMATION:
Interest paid	$ -	$ -	$ 4,329
Income taxes paid	$ -	$ -	$ -

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has a loan of $36,419 from a shareholder, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed with the lender.  For the three months ended March 31, 2004, interest expense of $637 was accrued related to this loan.  Shares of common stock were issued on March 18, 2004 as compensation for services rendered by related parties.  These services were valued at $992,393 based on the fair market value of the stock on the date of issuance.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2004, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $8,402,505 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 4 – STOCK PURCHASE AGREEMENT

On July 18, 2003, Media and Entertainment.com Inc. executed a Stock Purchase Agreement (the “SPA”) and a Services Agreement with Winsonic Holdings, Ltd. (“Winsonics”).  Winsonics is a privately held California corporation whose predecessor was founded in 1996

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF MARCH 31, 2004

NOTE 4 – STOCK PURCHASE AGREEMENT (CONTINUED)

to create a new global communications infrastructure for the delivery of converged communications services, e.g., voice, data, video, audio, streaming media and broadcast content over protocol independent multi-layered communications systems, known as Winsonic Digital Cable Systems Network.  As a carriers’ communications solutions provider, Winsonics offers facilities based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level 3, AOL, MSN and Sony.

On December 11, 2003, the parties executed an Addendum to the SPA, under which we agreed to acquire 51% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of the 51% interest in Winsonic by $.60 (the “Winsonic Acquisition”). We also agreed to deliver to Winsonic an undetermined number of additional shares of common stock as consideration for Winsonic’s Verizon and Level-3 Communications relationships and contractual agreements for a nationwide network. Under the Addendum, Winsonic returned to the Company’s treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of 51% of the equity of Winsonic. The closing of the transaction is dependent upon the completion by June 14, 2004, as extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic’s financial statements, and other customary closing conditions.

Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and Entertainment.com, Inc.  In addition, under the five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of our common stock.  Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic’s pressed digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network (“WDSCSN”) nationwide networks via optical circuits having bandwidth of at least OC-12 or greater.

NOTE 5 – STOCKHOLDERS’ EQUITY

On March 18, 2004, the Company issued 2,358,987 shares of common stock as follows:

The Company issued 1,372,487 shares to individuals in exchange for services valued at $1,331,312.  The value of the services is based on the fair market value of the Company’s stock on the date of issuance.

The Company issued 979,357 shares for a payment of loan from a shareholder.  The loan balance on the date of issuance was $213,013.

The Company issued 7,143 shares for a payment of a loan from an individual.  The loan balance on the date of issuance was $5,000 (see NOTE 6).

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF MARCH 31, 2004

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

On March 30, 2004, the Company received $70,000 from the issuance of 200,000 shares of common stock.

NOTE 6 -  PRIOR PERIOD ADJUSTMENT

A prior period adjustment has been made for funds received in exchange for future issuance of common stock.  The receipt of these funds was not properly reported by the Company  in 2002.

These financial statements are reflective of the effects of this prior period adjustment.    The net effect to the December 31, 2003 balance sheet is an increase to current liabilities and a decrease to retained earnings for $5,000.  There is no effect to net income for the periods covered by these financial statements.

Item 2  Management’s Plan of Operation.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this quarterly report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

On July 18, 2003, Media and Entertainment.com Inc. executed a Stock Purchase Agreement (the “SPA”) and a Services Agreement with Winsonic Holdings, Ltd. (“Winsonics”) for Winsonics to acquire 60% of the Company’s Common Stock on a fully diluted basis.  Winsonics is a privately held California corporation whose predecessor was founded in 1996 to create a new global communications infrastructure for the delivery of converged communications services, e.g., voice, data, video, audio, streaming media and broadcast content over protocol independent multi-layered communications systems, known as Winsonic Digital Cable Systems Network.  As a carriers’ communications solutions provider, Winsonics offers facilities based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level 3, AOL, MSN and Sony.

On December 11, 2003, the parties executed an Addendum to the SPA, under which we agreed to acquire 51% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of the 51% interest in Winsonic by $.60 (the “Winsonic Acquisition”). We also agreed to deliver to Winsonic an undetermined number of additional shares of common stock as consideration for Winsonic’s Verizon and Level-3 Communications relationships and contractual agreements for a nationwide network. Under the Addendum, Winsonic returned to the Company’s treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of 51% of the equity of Winsonic. The closing of the transaction is dependent upon the completion by June 14, 2004, as extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic’s financial statements, and other customary closing conditions.

Under the SPA, Winston Johnson, founder and sole shareholder of Winsonics, was elected Chairman and CEO of Media and Entertainment.com, Inc.  In addition, under a five year Services Agreement, Winston Johnson is providing services to the Company in exchange for 2 million shares of our common stock.  Under the Services Agreement, Mr. Johnson is providing non-exclusive electronic access from Winsonic’s pressed digital audio, video, data transmission and storage systems to the Winsonic Digital Cable Systems Network (“WDSCSN”) nationwide networks via optical circuits having bandwidth of at least OC-12 or greater.

Material Changes in Results of Operations

For the three months ended March 31, 2004, we incurred a net loss of $2,114,713 on revenues of $0. Total expenses for the three-month period, primarily representing general and administrative expenses, were $1,729,357, compared to $500 for the comparable period last year. This resulted primarily from the Company issuing 1,372,487 shares of Common Stock to individuals in exchange for services valued at $1,331,312.   We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As of March 31, 2004, we had a working capital deficit of $158,571, compared to a deficit of $400,007 at December 31, 2003.

For the three months ended March 31, 2004, we experienced a net increase in cash of $65,274. This resulted from an increase in additional paid-in-capital from the issuance of shares in exchange for services.  We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated May 19, 2004, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the three months ended March 31, 2004, we used $33,102 in operating activities, compared to $532,537 used in the comparable period last year, primarily as a result of our net loss offset by the issuance of stock under a consulting agreement.

For the three months ended March 31, 2004, we used $0 in investing activities, as unpaid until $86,759 consisting of the purchase of fixed assets during the prior year.

For the three months ended March 31, 2004, we had net cash provided by financing activities of $98,300, in the form of a loan from a shareholder in the amount of $70,000 and the issuance of stock [in payment of outstanding loans].

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

Item 3  Controls and Procedures.

Ad of March 31, 2004, management, including our Chief Executive and Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our  Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including any corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

PART II – OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.

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

Dated: May 21, 2004

MEDIA AND ENTERTAINMENT.COM, INC.

By:    /s/ Winston Johnson Chairman

Chief Executive Officer, and Chief Financial Officer Committee Chairman

(Principal Executive Officer and

Principal Financial Officer)

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB

Quarter Ended March 31, 2004

Exhibit Index

Exhibit No.

Description

31.1

Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.