Form 10QSB/A
period 2004-03-31
MEDIA & ENTERTAINMENT COM INC
filed 2004-06-14
CIK 1120411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

(702) 492-1282

(Issuer’s telephone number)

As of May 21, 2004, the issuer had 33,784,622 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

-i-

Media and Entertainment.com, Inc.

Amendment No. 1 to

Quarterly Report on Form 10-QSB

Quarter Ended March 31, 2004

Table of Contents

Page

Independent Accountants’ Review Report	v

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet as of March 31, 2004 (Unaudited) and December 31, 2003	1
Statement of Operations and Accumulated Deficit (Unaudited)
for the Three Months Ended March 31, 2004 and 2003
and from inception to March 31, 2004	2
Statements of Cash Flows (Unaudited) for the Three Months
Ended March 31, 2004 and 2003
and from inception to March 31, 2004	3
Notes to Financial Statements	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	7
Item 3. Controls and Procedures	9

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

EXHIBIT INDEX	12

-ii-

PART I – FINANCIAL INFORMATION

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

REVIEWED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 AND 2003,

AND FROM INCEPTION TO MARCH 31, 2004

(UNAUDITED)

-iii-

CONTENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

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

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003

AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	Three months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004

REVENUE	$ -	$ -	$ 25,615

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	25,615

EXPENSES:
Selling, general and administrative	379,859	16,254	5,436,059
Selling, general and administrative, related party	1,729,357	-	2,282,249
Depreciation expense	4,860	5,268	39,035
Total expenses	2,114,076	21,522	7,757,343

OPERATING INCOME (LOSS)	(2,114,076)	(21,522)	(7,731,728)

OTHER INCOME/(EXPENSES):
Research and development expense	-	(15,025)	(662,473)
Interest expense	(637)	(2,687)	(27,647)
Interest income	-	-	12
Other income	-	-	24,331
Total other income/(expenses)	(637)	(17,712)	(665,777)

NET ORDINARY INCOME (LOSS)	(2,114,713)	(39,234)	(8,397,505)

Accumulated Deficit, as previously reported	(6,282,792)	(1,992,069)	-

Prior period adjustment	(5,000)	-	(5,000)

Accumulated Deficit, end of period	$ (8,402,505)	$ (2,031,303)	$ (8,402,505)

Basic weighted average number of
common shares outstanding	31,564,831	11,075,765	11,857,787

Net loss per basic share	$ (0.07)	$ 0.00	$ (0.71)

Net loss per diluted share	$ (0.07)	$ 0.00	$ (0.71)

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003

AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	Three months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (2,114,713)	$ (39,234)	$ (8,402,505)
Adjustments to reconcile net loss
to net cash used by operations:
Stock based services	2,068,276	-	6,975,856
Nexcode acquisition	-	-	406,000
Depreciation	4,860	5,268	39,035
(Increase) / Decrease in:
Accounts receivable	-	-	-
Deposits	-	2,000	-
Increase / (Decrease) in:
Accounts payable	7,837	1,608	138,419
Accrued expenses	638	2,688	30,344
Accrued payroll tax expense	-	931	18,663
Net cash used in operating activities	(33,102)	(26,739)	(794,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,614)	(99,314)
Loan from officer, director & shareholder	-	-	-
Net cash used in investing activities	-	(1,614)	(99,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	200	-	6,853
Increase in additional paid-in capital	69,800	-	702,491
Loans from shareholders	28,300	24,003	249,432
Net cash provided by financing activities	98,300	24,003	958,776

NET INCREASE (DECREASE) IN CASH	65,198	(4,350)	65,274

CASH, BEGINNING OF PERIOD	76	4,543	-

CASH, END OF PERIOD	$ 65,274	$ 193	$ 65,274

SUPPLEMENTARY INFORMATION:
Interest paid	$ -	$ -	$ 4,329
Income taxes paid	$ -	$ -	$ -

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

On December 11, 2003, the parties executed an Addendum to the SPA, under which we agreed to acquire 51% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of the 51% interest in Winsonic by $.60 (the “Winsonic Acquisition”). We also agreed to deliver to Winsonic an undetermined number of additional shares of common stock as consideration for Winsonic’s Verizon and Level-3 Communications relationships and contractual agreements for a nationwide network. Under the Addendum, Winsonic returned to the Company’s treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of 51% of the equity of Winsonic. The closing of the transaction is dependent upon the completion by June 14, 2004, unless further extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic’s financial statements, and other customary closing conditions.

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

On December 11, 2003, the parties executed an Addendum to the SPA, under which we agreed to acquire 51% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of the 51% interest in Winsonic by $.60 (the “Winsonic Acquisition”). We also agreed to deliver to Winsonic an undetermined number of additional shares of common stock as consideration for Winsonic’s Verizon and Level-3 Communications relationships and contractual agreements for a nationwide network. Under the Addendum, Winsonic returned to the Company’s treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of 51% of the equity of Winsonic. The closing of the transaction is dependent upon the completion by June 14, 2004, unless further extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic’s financial statements, and other customary closing conditions.

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

Material Changes in Results of Operations

For the three months ended March 31, 2004, we incurred a net loss of $2,114,713 on revenues of $0. Total expenses for the three-month period, primarily representing selling, general and administrative expenses of $2,109,216, were $2,114,076, compared to $21,522 for the comparable period last year. This resulted primarily from the Company issuing 2,132,244 shares of Common Stock to individuals in exchange for services valued at $2,068,276. We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As of March 31, 2004, we had a working capital deficit of $158,571, compared to a deficit of $400,007 at December 31, 2003.

For the three months ended March 31, 2004, we experienced a net increase in cash of $65,198. This resulted primarily from a sale of common stock to and a loan from a director, officer, and shareholder. We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing.

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

For the three months ended March 31, 2004, we used $33,102 in operating activities, compared to $26,739 used in the comparable period last year, as a result of our net loss primarily offset by the issuance of shares in exchange for services.

For the three months ended March 31, 2004, we used $0 in investing activities, compared to $1,614 used in the comparable period last year.

For the three months ended March 31, 2004, we had net cash provided by financing activities of $98,300, in the form of a sale of common stock to a director, officer and shareholder in the amount of $70, 000 and a loan from the same individual in the amount of $28,300.

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

Item 3  Controls and Procedures.

As of March 31, 2004, management, including our Chief Executive and Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our  Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective.

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

Dated: May 28, 2004

MEDIA AND ENTERTAINMENT.COM, INC.

                                                                                        By:    /s/ Winston Johnson

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

Amendment No. 1 to

Quarterly Report on Form 10-QSB/A

Quarter Ended March 31, 2004

Exhibit Index

Exhibit No.

Description

31.1

Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.