Form 10QSB
period 2004-06-30
MEDIA & ENTERTAINMENT COM INC
filed 2004-08-09
CIK 1120411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-32231

MEDIA AND ENTERTAINMENT.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052

(Address of principal executive offices)

(702) 492-1282

(Issuer’s telephone number)

As of August 5, 2004, the issuer had [33,784,622] shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

-i-

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB

Quarter Ended June 30, 2004

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	v

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet as of June 30, 2004 (Unaudited) and December 31, 2003	1
Statement of Operations and Accumulated Deficit (Unaudited)
for the Three and Six Months Ended June 30, 2004 and 2003
and from inception to June 30, 2004	2
Statements of Cash Flows (Unaudited) for the Six Months
Ended June 30, 2004 and 2003
and from inception to June 30, 2004	3
Notes to Financial Statements	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	7
Item 3. Controls and Procedures	9

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

EXHIBIT INDEX	12

-ii-

PART I – FINANCIAL INFORMATION

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

REVIEWED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004 AND 2003,

AND FROM INCEPTION TO JUNE 30, 2004

(UNAUDITED)

-iii-

CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

FINANCIAL STATEMENTS:

Balance Sheets

1

Statements of Operations and Accumulated Deficit

2

Statements of Cash Flows

3

NOTES TO FINANCIAL STATEMENTS

4 - 5

-iv-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheets of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations and accumulated deficit for the three and six months ended June 30, 2004 and 2003 and from April 27, 2000 (date of inception) to June 30, 2004, and the statements of cash flows for the three and six months ended June 30, 2004 and 2003 and from April 27, 2000 (date of inception) to June 30, 2004.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Chavez & Koch, CPA’s

July 30, 2004

Henderson, Nevada

-v-

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)

	6/30/2004	12/31/2003
ASSETS

ASSETS:

Current assets:
Cash	$ 26,335	$ 76
Loan Receivable - related party	9,500	-
Accounts receivable	-	-
Total current assets	35,835	76

Fixed assets:
Computer Equipment	97,926	97,926
Software	1,388	1,388
Less: accumulated depreciation	(43,896)	(34,175)
Total fixed assets	55,418	65,139

TOTAL ASSETS	$ 91,253	$ 65,215

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
Accounts payable	$ 129,772	$ 130,582
Accrued expenses	30,981	29,706
Payroll tax liabilities	18,663	18,663
Loan payable - officer, director & shareholder	36,419	221,132
Total current liabilities	215,835	400,083

TOTAL LIABILITIES	215,835	400,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value 5,000,000
shares authorized, 1550 shares issued and
outstanding at 06/30/2004 and 12/31/03	2	2
Additional paid-in capital - convertible preferred stock	132,848	132,848
Paid-in capital - stock warrants	22,150	22,150
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,784,622 and 31,225,635 shares issued and
outstanding at 06/30/04 and 12/31/03, respectively	33,784	31,225
Additional paid-in capital - common stock	14,115,429	11,761,699
Deferred compensation - stock subscriptions	(6,000,000)	(6,000,000)
Accumulated deficit during development stage	(8,428,795)	(6,282,792)
Total stockholders' equity	(124,582)	(334,868)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 91,253	$ 65,215

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Balance Sheets.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2004 & 2003

AND FROM INCEPTION TO JUNE 30, 2004

	UNAUDITED
	Six months ended		Inception to
	6/30/2004	6/30/2003	6/30/2004

REVENUE	$ -	$ -	$ 25,615

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	25,615

EXPENSES:
Selling, general and administrative	2,130,008	25,225	5,456,851
Selling, general and administrative, related party	-	-	2,282,249
Depreciation expense	9,721	10,591	43,896
Total expenses	2,139,729	35,816	7,782,996

OPERATING INCOME (LOSS)	(2,139,729)	(35,816)	(7,757,381)

OTHER INCOME/(EXPENSES):
Research and development expense	-	(32,025)	(662,473)
Interest expense	(1,274)	(5,822)	(28,284)
Interest income	-	-	12
Other income	-	24,331	24,331
Total other income/(expenses)	(1,274)	(13,516)	(666,414)

NET ORDINARY INCOME (LOSS)	(2,141,003)	(49,332)	(8,423,795)

Accumulated Deficit, as previously reported	(6,282,792)	(1,992,069)	-

Prior period adjustment	(5,000)	-	(5,000)

Accumulated Deficit, end of period	$ (8,428,795)	$ (2,041,401)	$ (8,428,795)

Basic weighted average number of
common shares outstanding	32,674,726	11,075,765	13,171,376

Net loss per basic share	$ (0.07)	$ (0.00)	$ (0.64)

Net loss per diluted share	$ (0.07)	$ (0.00)	$ (0.64)

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 & 2003

AND FROM INCEPTION TO JUNE 30, 2004

	UNAUDITED
	Six months ended		Inception to
	6/30/2004	6/30/2003	6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (2,141,003)	$ (49,332)	$ (8,428,795)
Adjustments to reconcile net loss
to net cash used by operations:
Stock based services	2,068,276	-	6,975,856
Nexcode acquisition	-	-	406,000
Depreciation	9,721	10,591	43,896
(Increase) / Decrease in:
Accounts receivable	-	-	-
Deposits	-	(3,000)	-
Increase / (Decrease) in:
Accounts payable	(810)	(18,835)	129,772
Accrued expenses	1,275	5,823	30,981
Accrued payroll tax expense	-	930	18,663
Net cash used in operating activities	(62,541)	(53,823)	(823,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(99,314)
Notes Receivable - related party	(9,500)	-	(9,500)
Net cash used in investing activities	(9,500)	-	(108,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	200	-	6,853
Increase in additional paid-in capital	69,800	-	702,491
Loans from shareholders	28,300	49,602	249,432
Net cash provided by financing activities	98,300	49,602	958,776

NET INCREASE (DECREASE) IN CASH	26,259	(4,221)	26,335

CASH, BEGINNING OF PERIOD	76	4,543	-

CASH, END OF PERIOD	$ 26,335	$ 322	$ 26,335

SUPPLEMENTARY INFORMATION:
Interest paid	$ -	$ -	$ 4,966
Income taxes paid	$ -	$ -	$ -

The accompanying independent accountants’ review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has a loan of $36,419 from a shareholder, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed with the lender.  For the three months ended June 30, 2004, interest expense of $637 was accrued related to this loan.

During the three months ended June 30, 2004, the Company advanced funds in the amount of $9,500 to Winsonic Holdings Ltd. The funds are used by Winsonic Holdings Ltd. to cover legal expenses. No interest is being charge on this loan.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2004, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $8,428,795 since inception.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

NOTE 4 – SUBSEQUENT EVENT

On July 16, 2004, Media and Entertainment.Com Inc. and Winsonic Holdings Ltd. signed a Merger and Plan of Reorganization Agreement.  An addendum was also signed that designates August 13, 2004 as the closing deadline to complete the audit and to close the transaction with Winsonic Holdings, Ltd., with Winston Johnson as Media and Entertainments.Com, Inc.’s Chief Executive Officer and sole shareholder of Winsonic Holdings, Ltd., and Media and Entertainment.Com, Inc.

The addendum calls for the execution of a plan of reorganization that reflects the combined contracts, assets and liabilities of the two companies as well as the change in ownership that gives the issuance of a controlling interest to Winsonic Holdings Ltd.  The board has also proposed changing the corporate public entity name from Media and Entertainment.Com, Inc. to WinSonic Digital Cable Media Group, Ltd.  Completion of this merger, subject to the completion of the audit of Winsonic Holdings Ltd. and Winsonic Digital Cable Systems Network, Ltd. (WDCSN), plus the customary closing conditions, is expected to become effective August 13, 2004.

(“WDCSN”) concentrates on carrier-class high-speed connectivity solutions that provide network, multimedia, and content distribution communication services to its customers.

Item 2  Management’s Discussion and Analysis or Plan of Operation.

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

General

Media and Entertainment.com, Inc. is a media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. Our network enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

 We are pursuing the commercialization of our products, which we believe establishes a new standard for media distribution of digital content and information seamless compatibility with all major networks, copyright enforcement, multi-tier encryption  (move files in a secure environment), wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Media and Entertainment.com and Winsonic facilities-based products and services in out of franchise markets enable communications companies such as Verizon to partner with Winsonic and us to provide services to their customers.  Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport world wide telecommunications services for film and television.

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

 To better understand the effects of this changing landscape,evidenced by cable industry consolidation, cross industry completion and technical standards, we have examined the underlying drivers, both from a market and technology viewpoint. The market dynamics underlying the local distribution of video, voice and data are a result of historically non-competing industries, including cable, long distance and regional telephone operating companies. Changes in government regulation and the consumer demand for choice are driving the new environment.

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

 The network provides WinSonic Digital Cable’s customers an enhanced gateway to national and international communication lines.  With the network as a foundation, WinSonic provides their customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs.  These applications include but are not limited to: Carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

Custom application development for Voice over internet protocol, standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast. Building out digital television networks that accommodate, high definition television, streaming video and real time interactive networks.

 WinSonic Digital’s objective is to maximize product performance while reducing cost through technology innovation.  For a more detailed explanation of Winsonic Digital’s capabilities we invite you to visit the WinSonic website at:  www.winsonic.net.

Winsonic Digital Media Group will be guided by Chairman and CEO Winston Johnson.  With over 30 years experience in the telecommunications industry Mr. Johnson is well qualified to lead Winsonic Digital Cable Media Group.  Mr. Johnson began his career in the music, computer science and communications industries in the 1970’s and pioneered technological innovations in music, computer and sound engineering known as the WinSonic Process.  The WinSonic Process is a digital compression technology that provides superior sounding product and enables record and film companies the ability to record and distribute high-end voice, data, text, audio and video files throughout the world.  For the previous twelve months Mr. Johnson served as Chairman and CEO of Media and Entertainment.com, Inc. in tandem with his responsibilities as Chairman and CEO of Winsonic Holdings, Inc.  Mr. Johnson co-founded UB Networks which under his guidance went public and was eventually sold to Lucent.  Mr. Johnson received a BS from FAMU and gained extensive experience from FSU, UCLA, Berkley, Stetson University, Dartmouth, NASA,USC ETC, Nortel and Cisco.

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

On December 11, 2003, the parties executed an Addendum to the SPA, which, as amended, by the July 16, 2004 Agreement and Plan of Reorganization, provides for us to acquire 100% of the equity of Winsonic in exchange for the number of shares of our common stock yielded by dividing the audited valuation of all Winsonic contracts by $.60 (the “Winsonic Acquisition”) less the 2 million shares already delivered to Winston Johnson, as described below.  Under the Addendum, Winsonic returned to the Company’s treasury 28 million of the 30 million shares previously issued under the SPA. We delivered 10 million new shares of common stock currently held in escrow for the benefit of Winsonic pending the closing of our acquisition of all of the equity of Winsonic. The closing of the transaction is dependent upon the completion by August 13, 2004, unless further extended, of a satisfactory due diligence review of Winsonic, an audit of Winsonic’s financial statements, and other customary closing conditions.

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

Material Changes in Results of Operations

For the six months ended June 30, 2004, we incurred a net loss of $2,141,003 on revenues of $0. Total expenses for the six-month period, primarily representing selling, general and administrative expenses of $2,130,008, were $2,139,729, compared to $35,816 for the comparable period last year. This resulted primarily from the Company issuing 2,132,244 shares of Common Stock to individuals in exchange for services valued at $2,068,276. We have scaled back our operations since we did not receive revenues from contracts we entered into previously. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As of June 30, 2004, we had a working capital deficit of $180,000, compared to a deficit of $400,007 at December 31, 2003.

For the six months ended June 30, 2004, we experienced a net increase in cash of $26,335. This resulted primarily from a sale of common stock to and a loan from a director, officer, and shareholder. We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated July 30, 2004, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the six months ended June 30, 2004, we used $2,141,003 in operating activities, compared to $49,332 used in the comparable period last year, as a result of our net loss primarily offset by the issuance of shares in exchange for services.

For the three months ended June 30, 2004, we used $0 in investing activities, compared to $1,614 used in the comparable period last year.

For the six months ended June 30, 2004, we had net cash provided by financing activities of $98,300, in the form of a sale of common stock to a director, officer and shareholder in the amount of $70,000 and a loan from the same individual in the amount of $28,300.

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

Item 3  Controls and Procedures.

As of June 30, 2004, management, including our Chief Executive and Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our  Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective.

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

Dated: August 6, 2004

MEDIA AND ENTERTAINMENT.COM, INC.

By:  /s/ Winston Johnson

Chairman, Chief Executive Officer, and Chief Financial Officer Committee Chairman

(Principal Executive Officer and Principal Financial Officer)

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB/A

Quarter Ended June 30, 2004

Exhibit Index

Exhibit No.

Description

31.1

Certification of the Chief Executive Officer and Chief Financial

Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification of the Chief Executive Officer and Chief Financial

Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.