Form 10QSB
period 2004-09-30
MEDIA & ENTERTAINMENT COM INC
filed 2004-11-15
CIK 1120411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(702) 492-1282

(Issuer's telephone number)

As of November 12, 2004, the issuer had 33,879,944 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes o  No x

-i-

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB

Quarter Ended September 30, 2004

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet as of September 30, 2004 (Unaudited) and December 31, 2003	1
Statement of Operations and Accumulated Deficit (Unaudited)
for the Three and Six Months Ended September 30, 2004 and 2003
and from inception to September 30, 2004	2
Statements of Cash Flows (Unaudited) for the Three and Nine Months
Ended September 30, 2004 and 2003
and from inception to September 30, 2004	3
Notes to Financial Statements	4
Item 2. Management's Discussion and Analysis or Plan of Operation	8
Item 3. Controls and Procedures	9

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

EXHIBIT INDEX	14

-ii-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Media and Entertainment.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations and accumulated deficit for the three and nine months ended September 30, 2004 and 2003 and from April 27, 2000 (date of inception) to September 30, 2004, and the statements of cash flows for the three and nine months ended September 30, 2004 and 2003 and from April 27, 2000 (date of inception) to September 30, 2004.  These interim financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As disclosed in Note 5 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regards to this issue is also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chavez & Koch, CPA's

November 9, 2004

Henderson, Nevada

-iii-

PART I  - FINANCIAL INFORMATION

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)

	9/30/2004	12/31/2003
ASSETS

ASSETS:

Current assets:
Cash	$ 28,168	$ 76
Loan Receivable - related party	43,600	-
Accounts receivable	-	-
Total current assets	71,768	76

Fixed assets:
Computer Equipment	97,926	97,926
Software	1,388	1,388
Less: accumulated depreciation	(48,810)	(34,175)
Total fixed assets	50,504	65,139

TOTAL ASSETS	$ 122,272	$ 65,215

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
Accounts payable	$ 135,102	$ 130,582
Accrued expenses	31,619	29,706
Payroll tax liabilities	18,663	18,663
Loan payable - officer, director & shareholder	36,419	221,132
Total current liabilities	221,803	400,083

TOTAL LIABILITIES	221,803	400,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value 5,000,000
shares authorized, 0 shares issued and
outstanding at 09/30/2004 and 12/31/03	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,879,944 and 31,225,635 shares issued and
outstanding at 09/30/04 and 12/31/03, respectively	33,879	31,225
Additional paid-in capital - common stock	14,199,434	11,761,699
Deferred compensation - stock subscriptions	(6,000,000)	(6,000,000)
Accumulated deficit during development stage	(8,332,844)	(6,127,792)
Total stockholders' equity	(99,531)	(334,868)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 122,272	$ 65,215

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2004 & 2003

AND FROM INCEPT. TO SEPT. 30, 2004

	UNAUDITED
	Three months ended		Nine months ended		Inception to
	9/30/2004	9/30/2003	9/30/2004	9/30/2003	9/30/2004

REVENUE	$ -	$ -	$ -	$ -	$ 25,615

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	25,615

EXPENSES:
Selling, general and administrative	53,498	14,760	2,183,505	39,984	5,510,349
Selling, general and administrative, related party	-	-	-	-	2,282,249
Depreciation expense	4,914	5,323	14,635	15,914	48,810
Total expenses	58,412	20,083	2,198,140	55,898	7,841,408

OPERATING INCOME (LOSS)	(58,412)	(20,083)	(2,198,140)	(55,898)	(7,815,793)

OTHER INCOME/(EXPENSES):
Research and development expense	-	-	-	(32,025)	(662,473)
Interest expense	(637)	(3,135)	(1,912)	(8,958)	(28,921)
Interest income	-	-	-	-	12
Other income	-	-	-	24,331	24,331
Total other income/(expenses)	(637)	(3,135)	(1,912)	(16,652)	(667,051)

NET ORDINARY INCOME (LOSS)	(59,049)	(23,218)	(2,200,052)	(72,550)	(8,482,844)

Accumulated Deficit, as previously reported	(8,428,795)	(2,041,401)	(6,282,792)	(1,992,069)	-

Prior period adjustment	155,000	-	150,000	-	150,000

Accumulated Deficit, end of period	$ (8,332,844)	$ (2,064,619)	$ (8,332,844)	$ (2,064,619)	$ (8,332,844)

Basic weighted average number of
common shares outstanding	33,827,459	17,109,331	33,061,775	16,042,760	14,350,991

Net loss per basic share	$ (0.00)	$ (0.00)	$ (0.07)	$ (0.00)	$ (0.59)

Net loss per diluted share	$ (0.00)	$ (0.00)	$ (0.07)	$ (0.00)	$ (0.59)

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MEDIA AND ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 & 2003

AND FROM INCEPTION TO SEPTEMBER 30, 2004

	UNAUDITED
	Three months ended		Nine months ended		Inception to
	9/30/2004	9/30/2003	9/30/2004	9/30/2003	9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (59,049)	$ (23,218)	$ (2,200,052)	$ (72,550)	$ (8,487,844)
Adjustments to reconcile net loss
to net cash used by operations:
Stock based services	-	-	2,068,276	-	6,975,856
Nexcode acquisition	-	-	-	-	406,000
Depreciation	4,914	5,323	14,635	15,914	48,810
(Increase) / Decrease in:
Accounts receivable	-	-	-	-	-
Deposits	-	-	-	(3,000)	-
Increase / (Decrease) in:
Accounts payable	5,330	669	4,520	(18,166)	135,102
Accrued expenses	638	3,135	1,913	8,958	31,619
Accrued payroll tax expense	-	-	-	930	18,663
Net cash used in operating activities	(48,167)	(14,091)	(110,708)	(67,914)	(871,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	-	-	(99,314)
Notes Receivable - related party	-	-	(9,500)	-	(9,500)
Net cash used in investing activities	-	-	(9,500)	-	(108,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	66	-	266	-	6,919
Increase in additional paid-in capital	49,934	-	119,734	-	752,425
Loans from shareholders	-	14,371	28,300	63,973	249,432
Net cash provided by financing activities	50,000	14,371	148,300	63,973	1,008,776

NET INCREASE (DECREASE) IN CASH	1,833	280	28,092	(3,941)	28,168

CASH, BEGINNING OF PERIOD	26,335	322	76	4,543	-

CASH, END OF PERIOD	$ 28,168	$ 602	$ 28,168	$ 602	$ 28,168

SUPPLEMENTARY INFORMATION:
Interest paid	$ -	$ -	$ -	$ -	$ 4,966
Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a loan of $36,419 from an officer, director and shareholder, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed with the lender.  For the three months ended September 30, 2004, interest expense of $637 was accrued related to this loan.

During the three months ended September 30, 2004, the Company issued 28,656 shares of common stock valued at $34,100 to cover accounting expenses incurred by Winsonic Holdings Ltd.. No interest is being charged on this transaction.

NOTE 3 - STOCKHOLDERS' EQUITY

On September 10, 2004, the Company issued 66,666 shares of common stock in exchange for $50,000 in cash. Of the total amount received, $67 was allocated to common stock and $49,933 was allocated to additional paid-in capital.

During the three months ended September 30, 2004, the Company issued 28,656 shares of common stock in exchange for a loan receivable from a related party (see NOTE 2). The value of the loan is based on the fair market value of the Company's stock on the date of issuance.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2004 amounts to conform with the December 31, 2003 financial statements presentation.  These reclassifications had no effect on net earnings.  Other reclassifications have been made to describe the accounts more appropriately.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2004

NOTE 5 - PRIOR PERIOD ADJUSTMENTS

Accumulated Deficit as previously reported was restated for a prior period adjustment in the amount of $155,000. The adjustment principally relates to a correction of preferred stock and stock warrants which the Company never issued and the related write-off of expenses for professional fees. The originally planned issuance of preferred shares and stock warrants in the year 2002 did not take place. Instead, the Company issued shares of common stock. Upon the issuance of common stock, the Company recorded again expenses for professional fees and thereby accounted twice for the value of those services. During 2002, the Company also failed to record the issuance on common stock in exchange for services valued at $5,000. The Company previously reported a net loss of $1,066,239, or $(0.09) per share, and $4,290,723, or $(0.24) per share for the years ended December 31, 2002 and 2003, respectively. The restatements resulted in the Company reporting a net loss of $916,239, or $(0.08) per share, and $4,140,723, or $(0.23) per share for the years ended December 31, 2002 and 2003, respectively.

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2004, the Company had recognized $25,615 of revenues to date and had accumulated losses of approximately $8,332,844 since inception.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 7 - SUBSEQUENT EVENT

On October 7, 2004 Winsonic Acquisition Sub, Inc., a newly formed Nevada corporation ("Merger Sub"), merged with and into Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd., a California corporation ("Winsonic") with Winsonic Digital Cable Systems Network, Ltd. being the surviving corporation (the "Merger") pursuant to a certain Agreement and Plan of Reorganization (the "Agreement") dated July 16, 2004, as amended, by and among Media and Entertainment.com, Inc. (the "Company"), Merger Sub, Winsonic Holdings, Ltd. and Winston D. Johnson. Pursuant to the Agreement, Winsonic became a wholly-owned subsidiary of the Company and Mr. Johnson, the Chief Executive Officer and formerly the sole shareholder of Winsonic and the Company's Chief Executive Officer, became a controlling shareholder of the Company.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2004

NOTE 7 - SUBSEQUENT EVENT(CONTINUED)

Following the Merger, the Company obtained approval from its senior management holding a majority of the issued and outstanding Common Stock to change the Company's name to Winsonic Digital Cable Media Group. The Company has filed qualifications to do business under such name and has filed an Information Statement with the Securities and Exchange Commission (the "Commission"), and expects to file an amendment to its Article of Incorporation with the Secretary of State of the State of Nevada to effect such name change on or about November 23, 2004. In the meantime, the Company has applied to the NASD's OTC Bulletin Board to change the Company's symbol from MEDE toWDMG which the Company expects to become effective upon its filing of the Charter Amendment.

As a result of the Agreement (i) each outstanding share of common stock of the Merger Sub was converted into one fully paid and non-assessable share of common stock of Winsonic; (ii) each outstanding share of common stock of Winsonic issued and outstanding immediately prior to the Merger was converted into fully paid and non-assessable shares of common stock of the Company determined by a formula disclosed in the Agreement (the "Exchange Ratio") for an aggregate of 10 million shares (the "Merger Shares") of the Company's Common Stock, as described below; (iii) all options, warrants, convertible notes and other rights entitling the holder to acquire any shares of Winsonic common stock, by virtue of the Merger now entitle the holder of such instrument to purchase such number of shares of the Company's common stock as would have been issued at the Exchange; and (iv) Winsonic common stock held by Winsonic immediately prior to the merger was canceled.

Under the Agreement, the Company issued to Winston Johnson the 10 million Merger Shares less the 2 million shares previously issued to Mr. Johnson under his July 2003 Services Agreement.  .    In July 2003, the Company had entered into a Stock Purchase Agreement (the "SPA") with Winsonic, pursuant to which the Company agreed to sell to Winsonic sixty (60%) percent of the Company's issued and outstanding Common Stock on a fully diluted basis, or a total of 30 million shares.  The purchase price was $3 million, approximately equal to 150% of the fair market value of the Company's common stock when negotiations commenced multiplied by the shares to be issued to Winsonic.  Under a Services Agreement with Winston Johnson, which is still in effect with Mr. Johnson as Chief Executive Officer of the Company, two million shares were issued by the Company as an advance of the 30 million shares described above.  On December 11, 2003, the Company and Winsonic executed an Addendum to the SPA to supersede the SPA.  Under the addendum, Winsonic returned to the Company's treasury 28 million of the 30 million shares previously issued.   Notwithstanding the termination of the SPA, Mr. Johnson retained the two million shares and the Services Agreement remains in effect.

MEDIA & ENTERTAINMENT.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2004

As part of the Merger, as of October 7, 2004, the Company entered into exchange agreements (the "Exchange Agreement") with Winston D. Johnson and various creditors of Winsonic (the "Warrantholders") whereby the Company agreed to allow Winston Johnson to assign a portion of his 8 million shares (the "Exchange Shares") that he received upon the consummation of the Merger to Winsonic Warrantholders in consideration of Winston Johnson assuming an aggregate of $2,600,000 of obligations of Winsonic to the Warrantholders at an exchange price of $1.00 per share.

In addition, as of October 7, 2004, the Company entered into a Shareholder Agreement with Winston Johnson, Jon Jannotta and Nana Yalley (the "Principal Shareholders"), whereby the Principal Shareholders agreed not to sell, encumber, hypothecate or otherwise dispose of any of their shares of Common Stock without the unanimous approval of the other non-selling Principal Shareholders. Notwithstanding the foregoing, (i) Winston Johnson may transfer any or all of (A) the 2 million shares he received pursuant to a July 18, 2003 Consulting Agreement; and (B) the Exchange Shares pursuant to the terms and conditions of the Exchange Agreement; and (ii) any or all of the Principal Shareholders may sell their shares in accordance with the volume limitations of Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 2  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements in this Quarterly Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statement. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.  Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

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

The network provides WinSonic Digital Cable's customers an enhanced gateway to national and international communication lines. With the network as a foundation, WinSonic provides their customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include but are not limited to: Carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

Custom application development for Voice over internet protocol, standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast. Building out digital television networks that accommodate, high definition television, streaming video and real time interactive networks.

WinSonic Digital's objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic Digital's capabilities we invite you to visit the WinSonic website at: www.winsonic.net.

Material Changes in Results of Operations

For the nine months ended September 30, 2004, we incurred a net loss of $2,200,052 on revenues of $0. Total expenses of $2,198,140 for the nine-month period, primarily representing selling, general and administrative expenses of $2,183,505 compared to $55,898 for the comparable period last year. This resulted primarily from the Company issuing 2,132,244 shares of Common Stock to individuals in exchange for services valued at $ 2,068,276. We have scaled back our operations since we did not receive revenues from contracts we entered into previously and concentrated our efforts on completing the merger with WinSonic. Until such time as we are able to obtain additional financing, we have taken appropriate measures to reduce our overhead.

Material Changes in Financial Condition

As of September 30, 2004, we had a working capital deficit of $150,035, compared to a deficit of $400,007 at December 31, 2003.

 For the nine months ended September 30, 2004, we experienced a net increase in cash of $28,092. This resulted primarily from a sale of common stock to and a loan from a director, officer, and shareholder. We have cut back our operations to match our projected available cash. Our ability to implement our growth strategy is dependent upon expanding current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated November 9, 2004, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the nine months ended September 30, 2004, we used $110,708 in operating activities, compared to $ 67,914 used in the comparable period last year, as a result of our net loss primarily offset by the issuance of shares in exchange for services.

For the nine months ended September 30, 2004, we used $9,500 in investing activities, compared to zero used in the comparable period last year.

For the nine months ended September 30, 2004, we had net cash provided by financing activities of $148,300 in the form of a sale of common stock and a loan from the same individual in the amount of $50,000.

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

Item 3  Controls and Procedures.

As of September 30, 2004, management, including our then Chief Executive and Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including any corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

Item 2

   Change in Securities.

During the three-month period ended September 30, 2004, we issued (a) 28,656 shares of common stock valued at $34,100, in payment for accounting services incurred by Winsonic Holdings, Ltd. and (b) 142,860 shares of Common Stock in conversion of a $50,000 loan from an unaffiliated party.

The issuances of these shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act.  There was no underwriter or placement agent involved in these transactions.

Item 6    Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1. On August 10, 2004, the Company filed a Current Report on Form 8-K for July 16, 2004, reporting an event under Item 5. Other Events, concerning the public announcement of the Company's execution of an Agreement and Plan of Reorganization with Winsonic Holdings, Ltd.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004

MEDIA AND ENTERTAINMENT.COM, INC.

By:   /s/ Winston Johnson

         Winston Johnson

         Chairman and Chief Executive Officer

        (Principal Executive Officer)

By:   /s/ Jeffrey McConnell

         Jeffrey McConnell

         Chief Operating Officer and

         Chief Financial Officer

        (Principal Financial Officer)

Media and Entertainment.com, Inc.

Quarterly Report on Form 10-QSB

Quarter Ended September 30, 2004

EXHIBIT INDEX

Exhibit

Number

Description

31.1    Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.