Form 10QSB/A
period 2004-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2004-12-09
CIK 1120411

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

WINSONIC DIGITAL MEDIA GROUP, LTD.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052

(Address of principal executive offices)

(702) 492-1282

(Issuer's telephone number)

MEDIA AND ENTERTAINMENT.COM, INC.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 5, 2004, the issuer had 33,784,622 shares of common stock, $.001 par value, outstanding.

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

Dated: December 9, 2004

WINSONIC DIGITAL MEDIA GROUP, LTD.

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