Form 10KSB
period 2004-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2005-08-29
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Peachtree Street, Suite 2200	30303
Atlanta, GA.	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number	(770) 858-0039

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $25,000.

The aggregate market value of the issuer’s common stock held by non-affiliates as of August 25, 2005, was approximately $21,975,000. On such date, the closing price for the issuer’s common stock, as quoted on the Pink Sheets, LLC, was $0.65

The issuer had 33,806,962 shares of common stock outstanding as of August 25, 2005.

PART I

Throughout this Annual Report on Form 10-KSB, the terms the “company,”“we,”“us,”“our,”“our company” and “Winsonic Digital Media Group, Ltd.” refer to Winsonic Digital Media Group, Ltd., and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Winsonic Digital Cable Systems Network, Ltd.

Introductory Comment — Forward-Looking Statements

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to attract customers, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this quarterly report, words such as, “believes,”“expects,”“intends,”“plans,”“anticipates,”“estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

Item 1. Description of Business.

Merger with Winsonic Digital Cable Systems Network

On October 7, 2004 Winsonic Acquisition Sub, Inc., a newly formed Nevada corporation (“Merger Sub”), merged with and into Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd., a California corporation (“Winsonic”) with Winsonic Digital Cable Systems Network, Ltd. being the surviving corporation (the “Merger”) pursuant to a certain Agreement and Plan of Reorganization (the “Agreement”) dated July 16, 2004, as amended, by and among Media and Entertainment.com, Inc., now known as Winsonic Digital Media Group, Ltd. (the “Company”), Merger Sub, Winsonic Holdings, Ltd. and Winston D. Johnson. Pursuant to the Agreement, Winsonic became a wholly-owned subsidiary of the Company and Mr. Johnson, the Chief Executive Officer and formerly the sole shareholder of Winsonic and the Company’s Chief Executive Officer, became a controlling shareholder of the Company.

Following the Merger, the Company obtained approval from its senior management holding in excess of a majority of the issued and outstanding Common Stock to change the Company’s name to Winsonic Digital Media Group, Ltd. Prior to the Merger, the Company was known as Media and Entertainment.com, Inc. which was formed in Nevada on April 27, 2000.

As a result of the Agreement (i) each outstanding share of common stock of the Merger Sub was converted into one fully paid and non-assessable share of common stock of Winsonic; (ii) each outstanding share of common stock of Winsonic issued and outstanding immediately prior to the Merger was converted into fully paid and non-assessable shares of common stock of the Company determined by a formula disclosed in the Agreement (the “Exchange Ratio”) for an aggregate of 10 million shares (the “Merger Shares”) of the Company’s Common Stock, as described below; (iii) all options, warrants, convertible notes and other rights entitling the holder to acquire any shares of Winsonic common stock, by virtue of the Merger now entitle the holder of such instrument to purchase such number of shares of the Company’s common stock as would have been issued at the Exchange; and (iv) Winsonic common stock held by Winsonic immediately prior to the merger was canceled.

Under the Agreement, the Company issued to Winston Johnson the 10 million Merger Shares less then 2 million shares previously issued to Mr. Johnson under his July 2003 Services Agreement (described below). However, as part of the Merger, as of October 7, 2004, the Company entered into exchange agreements (the “Exchange Agreement”) with Winston D. Johnson and various creditors of Winsonic (the “Warrantholders”) whereby the Company agreed to allow Winston Johnson to assign a portion of his 8 million shares (the “Exchange Shares”) that he received upon the consummation of the Merger to Winsonic Warrant holders in consideration of Winston Johnson assuming an aggregate of $2,000,100 of obligations of Winsonic to the Warrant holders at an exchange price of $1.00 per share. In addition, as of October 7, 2004, the Company entered into a Shareholder Agreement with Winston Johnson, Jon Jannotta and Nana Yalley (the “Principal Shareholders”), whereby the Principal Shareholders agreed not to sell, encumber, hypothecate or otherwise dispose of any of their shares of Common Stock without the unanimous approval of the other non-selling Principal Shareholders. Notwithstanding the foregoing, (i) Winston Johnson may transfer any or all of (A) the 2 million shares he received pursuant to a July 18, 2003 Consulting Agreement; and (B) the Exchange Shares pursuant to the terms and conditions of the Exchange Agreement; and (ii) any or all of the Principal Shareholders may sell their shares in accordance with the volume limitations of Rule 144 promulgated under the Securities Act of 1933, as amended.

Business

Winsonic is a media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. Our network Winsonic Digital Cable Systems Network (“WDCSN”) enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

We are pursuing the commercialization of our products, which we believe establishes a new standard for media distribution of digital content and information seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (move files in a secure environment), wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Winsonic facilities-based products and services in out of franchise markets enable communications companies such as Verizon to partner with Winsonic to provide services to their customers. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport world wide telecommunications services for film and television.

WDCSN concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility around the country along with network, multimedia, and content distribution communication services to its customers, without requiring substantial capital investments. Verizon, Sun MicroSystems, and Level 3 have teamed with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

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

Winsonic has built upon its long-term business model that incorporates reliable technical support and service levels. This offers network resilience and sustainable growth for its infrastructure and customer base. This business model is expected to provide multiple revenue streams enabling Winsonic to fully realize its expansion position and potential. The result is one of the most comprehensive and cost effective product portfolios for the industry: one, which establishes a reputation as an established and respected facilities-based media and entertainment distribution service and network provider.

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

Products and Services

Winsonic is a full-service broadband telecommunications and entertainment company that designs, builds and deploys value-added network solutions and applications. In 1994 and 1995, Winsonic Holdings and Winsonic Digital Cable Systems Network, Ltd. (“WDCSN”) coordinated and integrated the first video telephone and video e-mail “store and forward” application. This application was based on a Pacific Bell (SBC) ATM Network, and implemented in partnership with Pacific Telesis Inc., in cooperation with the Whittaker Corporation. As a carriers’ communications solutions provider, Winsonic offers facilities-based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level-3, AOL, MSN and Sony. Winsonic is expected to provide other services include high-end consulting services in the areas of programming, software development, communications research and engineering, as well as digital transport worldwide telecommunications services for film and television.

Winsonic concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility along with network and multimedia communication services to its customers, without requiring substantial capital investments. The Company intends to implement a high-end facilities-based infrastructure to aid and facilitate in voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

WinSonic Digital Cable Systems Network is a new global infrastructure for the delivery of converged entertainment, media and distribution services (i.e., voice, audio. video, data, streaming media and broadcast content over a proprietary protocol independent multi-layered distribution systems WDCSN) That facilitates the distribution, digitization, and transport of content also enhances the performance of systems and software in the media, technology and telecommunications sectors. By creating variations in the core network we are in effect broadening the number of product applications, as well as expanding markets for our products.

These applications include, but are not limited to: java soft phones, sun ray's, digital distribution, professional engineering services, media & entertainment services, and education media services.

 Application Service Provider Services: WinSonic provides specific market applications and/or integrated solutions, hardware/software combination offering hardware/software combinations over WinSonic Digital Cable Systems Network (WDCSN).

 Channel Development Provider Services:  WinSonic provides a suite of defined services to partners including market coverage, sales support, finance, technical pre- and post- sales training, support, aggregation, inventory, and network logistics services.
 WinSonic Service Provider Services: WinSonic generates contractually repeating revenues for services delivered to customers over WinSonic Digital Cable Systems Network (WDCSN) including accommodations for the cost of the infrastructure to deliver the service (e.g., hardware, software, datacenter, labor, and intellectual property).

 Original Equipment Manufacturers Services: Winsonic embeds or bundles technology in specialized turnkey systems that include the OEM's own hardware Intellectual Property bundled with Winsonic Solutions.

  WinSonic System Integration Services: WinSonic provides complete end-to-end custom integrated solutions, consulting services, resale to end-users systems, platform-based solutions, supply implementation, deployment, post-sales support for third party hardware and software, e Business, database, data warehousing, web applications, network design, security, back-up/recovery, performance tuning, systems management, asset tracking, procurement, inventory and configuration management services.

  WinSonic Stream Star Services: WinSonic StreamStar solution has scalable on-demand video streaming 100K hours of MPEG2 content, 10K to over 100K MPEG2 streams, up to 80,000 MPEG2 streams from desk top or set top.

 Winsonic Cinema Services: WinSonic Cinema services is integrated into wireless networks allowing end users to use their pda’s, cell phones, game boys, computers, and TV’s in order to watch digital video, TV, and interactive multi media files.

 Cyberhollywood.net System (Video Broadcasting T.V.): WinSonic Digital Cable Systems Network allows television broadcast programming to your desktop or Set top.

 Cyberhollywood.net System (Audio Broadcasting System): WinSonic Digital Cable Systems Network allows radio broadcast to your desktop or set top.

 Secure On Demand: WinSonic Digital Media Group, Ltd. securely encrypt files with its four-tier encryption method with the capabilities of compressing most data files up to 63% smaller for Internet delivery. Encrypted files will move 100 times faster via LAN/WAN, Intranet, Extranet and Internet Network connection with data rights management in a secure environment.

 Encryption: WinSonic Digital Cable Systems Network solutions allows you to securely encrypt any digital, JAVA, SDI, composite, component, Real Media, Windows Media and Apple Quick Time content, for secure pay-per-view viewing over the WinSonic Digital Cable Systems Network.

 File Conversion: WinSonic Digital Cable Systems Network solutions allow you to convert any video file format to any Real Media, Windows Media and Apple Quick Time formats.

 Teleconferencing: WinSonic Digital Cable Systems Network allows you to securely teleconference with multiple venues using any Real Media, Windows Media and Apple Quick Time encoder.

WinSonic solutions provides new applications that open market opportunities to companies seeking to expand revenues and broaden sales. Our business model is to create revenue sharing partnerships with companies seeking to implement the benefits of WinSonic Digital Cable Systems Network solutions.

WinSonic Digital Cable Systems Network media distribution network operations in Los Angeles, New York, Dallas, Chicago, and Atlanta at Level 3 gateways are in operation. We now have a formidable network that will enable diverse routing and easy connections with communications companies and other software, content, interactive, and distribution companies. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with our reliable services protocol."

This delivery network will enable us to expand our media services to accommodate a broader market and a diversified customer base, thereby enhancing the company's ability to grow sales in a highly competitive market. This network build up also reinforces our position in online gaming networking, video and audio streaming, packet over optical services, online encryption solutions and Voice over IP markets.

Verizon, Level 3, and WDCSN have begun designing, building, and testing one of the very first media and entertainment distribution networks in the world. Its network addressable systems and digital subscriber interface to urban, basic trading areas (BTA), inner city, and major trading areas (MTA) markets for digital cable, and telecommunication services. This strategy has strengthened our position in the development and deployment of digital content solutions for programmers, general public, and network operators. We are focusing on the next generation of digital and analog set-top terminal interfaces and is seeking to be apart of the of new improved consumer features in the digital TV domain. In addition, we are working with Level 3 to test digital cable transport over MPLS, Multi Protocol Label Switching that play an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

To better understand the effects of this changing landscape, evidenced by cable industry consolidation, cross-industry competition and technical standards; we have examine the underlying drivers, both from a market and technology viewpoint. The market dynamics underlying the local distribution of video, voice and data are a result of historically non-competing industries, including cable, long distance and regional telephone operating companies. Changes in government regulation and the consumer demand for choice are driving the new environment. WinSonic has built upon a successful long-term business model that incorporates excellent technical support and service levels. This offers outstanding network resilience and sustainable growth for its infrastructure and customer base. This business model will provide multiple revenue streams enabling WinSonic to fully realize its expansion position and profit potential. The result is one of the most comprehensive and cost effective product portfolios for the industry: one that holds an undeniable reputation as an established and respected facilities base media and entertainment distribution service and network provider.

WinSonic’s solutions assure world class service, design and product excellence. WDCSN has rapidly grown by continuing these traditions while entering the digital age with a wide selection of innovative products and solutions that combine the latest advances in long-haul transport, wireless communications, data communications, voice communications, video communications, audio communications, and media & entertainment technologies.

Subcontractor Master Consulting Agreement with CI²

On December 10, 2004, Winsonic Digital Media Group, Ltd. and CI², Inc. (“CI²”) entered into a certain Subcontractor Master Consulting Agreement (the “SMCA”). A prior material relationship existed between the two parties because CI² had entered into a Master Purchase and Services Agreement (the “MPA”) with Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd. (“Winsonic”), a now wholly owned subsidiary of the Company, on May 5, 2004 prior to WinSonic’s merger with the Company. The MPA provided CI² the ability to purchase and/or license various products and services for delivery and installation from WinSonic, to be used for CI²’s own internal use and for resale.

Pursuant to the SMCA, CI² will subcontract to the Company through individual agreements (each an “Agreement”) comprising of (i) a purchase order that CI² issues for the purchase of services, including but not limited to, consulting, programming, software analysis, project analysis, project management, facilities management, document development, testing and technical support (the “Services”); and (ii) a statement of work which describes any products, technology, software, materials or other items that the Company will provide to CI² and a description, as applicable, of any services that should be delivered pursuant to the agreement (the “Deliverables”) or any milestones that should be met. CI² will compensate the Company in a manner consistent with the terms of the applicable Agreement.

In addition, pursuant to the SMCA all of the Company’s Intellectual Property Rights (as defined in the SMCA) exclusive of pre-existing works, in any Services, Deliverables, methodologies and processes, whether or not incorporated into a Deliverable, which the Company has developed or used pursuant to a Statement of Work, and any other intellectual property developed under the SMCA shall be transferred and assigned solely and exclusively to CI². Also, the Company and CI² have mutual confidentiality obligations.

The term of this Agreement commenced on December 10, 2004 and unless otherwise terminated will continue for five (5) years with automatic renewal provisions. Either the Company or CI² may terminate the SMCA and any Agreement if (i) if a party fails to cure a breach within thirty (30) days of notice by the other party; (ii) immediately by notice upon material breach of the other party, if in the reasonable determination of the non-breaching party that the breach may not be remedied within thirty days; or if at any time one of the parties becomes insolvent, makes a general assignment for the benefit of creditors; or suffers or permits the appointment of a receiver for its business or assets. CI² may terminate the SMCA and any Agreement: (i) for convenience, upon thirty days notice; or (ii) immediately upon Notice in the event of (a) a direct or indirect taking over or assumption of control of the Company of substantially all of its assets by any governmental agency or any third party; or (b) acquisition of more than five percent of Company's equity or assets by a competitor of CI².

Pursuant to the SMCA the Company shall not assign or otherwise transfer any of its obligations, including subcontracting or delegating its duties, under any Agreement without CI²'s prior written consent. Any purported assignment or transfer of such obligations without CI²'s consent shall be void able at CI²'s option. A change of 30 percent or more of the beneficial ownership or control of the Company shall be considered an assignment of the Agreement.

Joint Marketing and Development Agreement

On December 10, 2004, the Company and CI² entered into a certain Joint Marketing and Development Agreement (the “JMDA”). Pursuant to the JMDA the Company and CI² will cooperate in the development and testing of certain Company products set forth in the JMDA (the “Company Products”), which run on a combination (the “CI² Platforms”) of certain listed CI² hardware and software (the “CI² Products”) creating a modified product (the “Modified Product”). Each party will bear all costs and expenses associated with its activities under the JMDA.

Within thirty days of the date of the JMDA the Company and CI² will develop a development plan (the “Development Plan”) to develop the Modified Product. Also within thirty days of the date of the JMDA, the Company and CI² will develop a plan to perform marketing activities (the “Marketing Plan”). The Company will have obligations to provide CI² with certain deliverables and to achieve certain milestones under the Development Plan and the Marketing Plan.

CI² will own all right title and interest in and to the CI² Products and Derivative Works (as defined in the JMDA) thereof, including without limitation Intellectual Property Rights (as defined in the JMDA). The Company and CI² shall jointly own all right, title and interest to the Modified Product and any Derivative Works of either of the foregoing, including without limitation all Intellectual Property Rights therein as specified by a project formula based on the anticipated efforts of each party as specified in the Development plan. In the event that CI² or Company provides suggestions or improvements regarding, modifications to the Modified Product (collectively, “Improvements”), such Improvements shall be the sole and exclusive property of the party that makes the suggestions or improvements; provided however, that suggestion or improvement encompasses (i) the party’s Pre-Existing Technology (as defined in the JMDA) included in such Improvements, or (ii) any Derivative Works of the party’s Pre-Existing Technology. All Intellectual Property Rights in either of the foregoing shall remain the sole and exclusive property of the suggesting party.

The Term of the JMDA commences on December 10, 2004 and will remain in effect for two (2) years, unless earlier terminated by a party. Either party may terminate the JMDA without cause with sixty (60) days prior notice to the other party. Either party may terminate the JMDA immediately by written notice to the other party: (a) if the other party commits a non-remediable material breach; or (b) if the other party fails to cure any remediable material breach within thirty (30) days of receiving written notice of such breach. CI² may terminate the JMDA without notice to the Company upon certain events defined in the JMDA suggesting insolvency. Both parties have mutual confidentiality obligations under the JMDA.

Modification of the Master Purchase and Services Agreement

In addition, on December 10, 2004, the Company agreed to take over the obligations of Winsonic under the MPSA. Therefore, the MPSA was modified to replace the name of the contracting party Winsonic Holdings, Ltd. to Winsonic Digital Media Group, Ltd. In addition, the MPA was modified to extend the period in which CI² may exercise its right of first refusal to purchase the networks as described in the MPA for $9.7 million dollars for an additional ninety (90) days until February 1, 2005. All other terms and conditions of the MPA remain in full force and effect.

Native American Television Network, Inc.

On February 17, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Native American Television Network, Inc. (“NATVN”). NATVN, based in Albuquerque, New Mexico is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. It is being designed to provide family friendly programming to Native Americans and to non-Native American viewers who are interested in learning more about Native American history, cultures, lifestyle, business and spirituality from a Native American point-of-view. There was no prior material relationship between the two companies or their affiliates other than in respect of the agreement.

The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. The WDMG distribution platform or the Winsonic Digital Cable Systems Network (“WDCSN”) will enable NATVN to reach its targeted Native American audience in both urban and rural tribal communities via digital cable, satellite, broadband, wireless, copper plants and fiber option delivery platforms. NATVN will use its resources and expertise to develop, produce, package, license and acquire programming for the operation of a 24/7, 365 day per year digital cable channel.

The companies intend to enter into an operating agreement pursuant to which they will share all net revenues on a 50/50 basis generated from subscriber fees, less all net costs, such as regulatory and interconnection fees. NATVN will provide WDMG with up to two minutes of commercial airtime, per hour, per day, on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. The Company will provide its expertise and guidance to NATVN in obtaining and filing all permits and licenses required. The companies have entered into a Stock Purchase Agreement, under which the Company will issue to NATVN 1,670,000 Shares of Common Stock valued at approximately $1.20 per share, or $2 million. In return, NATVN will issue to the Company 4 million shares of its Common Stock valued at $.50 per share, or $2 million.

The Titan Network, LLC.

On March 1, 2005, the Company and The Titan Network, LLC (“Titan”) entered into a Letter of Agreement regarding venture financing, business, financial consulting and marketing services to be provided by Titan to Winsonic. Titan will bill the Company at its standard hourly rates, however, discount the monthly fee to $20,000 plus out-of-pocket expenses and an administrative change equal to 3% of time incurred during the prior month. As additional compensation, the Company agreed to grant Titan a stock option to purchase 1 million shares of Common Stock of the Company. The option is exercisable at $.75 per share, the Closing price on February 28, 2005 for a period of seven years. The option vests in 10 equal monthly installments of 100,000 shares commencing on March 1, 2005. The agreement continues until terminated by either party on 60 days prior written. The provisions concerning Titan’s compensation shall survive termination of the agreement.

PMG Media

On March 12, 2005, the Company and Proactive Media Group, Inc. d/b/a PMG Media entered into a Memorandum of Understanding (“MOU”). PMG Media provides high quality service in the area of Indoor and Outdoor Advertising Media anywhere in the U.S. in more than 500 markets. PMG Media will provide the Company with outdoor advertising of all types of media, as well as indoor digital plasma advertising. The Company will enable PMG to reach its targeted markets via digital cable, satellite, broadband and fiber optic delivery platforms. The parties will work on a revenue sharing model for the receipt of proceeds from subscriber fees.

Lantern Hill Capital

On March 14, 2005, the Company entered into an agreement with Lantern Hill Capital, a management consultant firm regarding consulting services to be provided to the Company for a two-year period primarily by James Anderson, a former director of the Company. Lantern Hill will act as a long-term financial advisor to the Company; meet and discuss the Company’s operating strategy; assist the Company in formulating strategic and financial plans and assist in development of capitalization plans. Under the agreement, Lantern Hill will receive 150,000 shares of common stock vesting through the first anniversary date of the agreement.

Sun iForce Partner

On May 27, 2005 the Company signed a Contract with Sun Micro Systems as a Sun iforce Partner. Sun's partner model will help Winsonic build on a sales strategy and delivery of innovative solutions. Sun's partner model provides partners with a clear role definition and supports them with unparalleled partner development support, stronger go-to-market partnering and more opportunities to transact business/orders via streamlined, web-enabled interfaces. The iForce Partner programs will incorporate a portfolio of products and services offered by Sun Enterprise Services around the globe, including Sun Professional Services, Sun Educational Services and Sun Support Services.

Level 3 Communications

On June 9, 2003, the Company entered into a Master Service Agreement with Level 3 Communications to deploy nationwide media delivery services on the Level 3 Communications network. WinSonic Digital Cable Systems Network is housed in Level 3's Private rooms in Los Angeles, Dallas, Chicago, New York and the Atlanta data center. “This provides us with a formidable network that will enable diverse routing and easy connections with communications companies and other Web-based operations. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with our reliable services protocol.”

On August 19, 2004, the company sign a addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect.

On August 17, 2004, the company sign a service schedule for (3) LinkSM Global Wavelength Service - IRU with Level 3 Communications starting the planning of turning up 2.5GB or 10GB (or greater, as agreed by the parties) transparent, Unprotected virtual channel(s) (or wavelength(s)) on the Level 3 network between two (2) Termination Nodes. Each (3)LinkSM Global Wavelength Service shall be composed of one or more Direct Segments and/or Express Segments with a SONET solutions for nationwide redundant.

Verizon ESG

On May 10, 2004, Verizon ESG and WinSonic Holdings signed an agreement to buildout WDCSN into a facilities-based local, interstate, and international exchange transport Network with advanced technology transport solutions.. WinSonics solutions assure world class service, design and product excellence. WinSonic Digital Cable Systems Network has rapidly grown by continuing these traditions while entering the digital age with a wide selection of innovative products and solutions that combine the latest advances in long-haul transport, wireless communications, data communications, voice communications, video communications, audio communications, and media and entertainment technologies.

Item 2. Description of Property.

Our corporate headquarters are located at 260 Peachtree Street, Suite 2200, Atlanta, GA 30303; telephone no. (770) 858-0039. We also maintain offices at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052, telephone: (702) 492-1282. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service. We maintain network offices at no leasehold cost at the following Level 3 locations: New York, Atlanta, Dallas, Chicago and Los Angeles. Winsonic Cinema and Cyberhollywood.net production offices and hub are located at 8255 Beverly Blvd., Suite 130 Los Angeles, Cal. 90048.

We believe that we have adequate facilities to conduct our current operations, and we do not expect to seek additional administrative offices and/or research facilities for the next 12 months. We have no current proposed programs for the renovation, improvement or development of our current facilities.

Item 3. Legal Proceedings.

Other than as described below, we are not currently involved in any legal proceeding, which may be deemed to be material to our financial condition.

Callozo vs. Media and Entertainment.com

On March 22, 2004, the Company (in all cases cited herein known as Media and Entertainment.com, Inc.) commenced a civil lawsuit in Los Angeles Superior Court (Case No. BC312530) against Caesar Collazo, a former officer of the Company, seeking damages in excess of $40,000, punitive and exemplary damages. The Company had purchased the assets of Nexcode of which Collazo was a founder, and Collazo received 400,000 shares of the Company’s Common Stock (the “Shares”) in consideration of the sale. While still employed by the Company, Collazo allegedly formed a competing company, stole proprietary property of the Company and solicited Company clients on behalf of the competitor. The Company seeks a constructive trust, injunctive relief and the return of the Shares.

Prior thereto, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the Shares. The injunctive relief was denied and Mr. Collazo dismissed the Complaint. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the Shares. The Court issued an Order on March 19, 2004, enabling Collazo to sell 30,000 shares of Common Stock and issuing a temporary restraining order with regard to the remaining 370,000 Shares provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond and the Nevada action was dismissed.

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly 900,000 shares of common stock valued at $450,000 for each of Mr. Collazo and Mr. Yalley, as well as $120,000 of attorney’s fees are charged as current year expenses as of December 31, 2004. As of July 18, 2005, neither the 900,000 shares of common stock for each of Messrs. Collazo and Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004.

Item 4. Submission of Matters To a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market and is quoted in the Pink Sheet, LLC., as WDMGE. The following table sets forth the high and low closing bid quotations for our common stock for each fiscal quarter during the last two fiscal years, as reported by Pink Sheets, LLC:

2004	High Bid	Low Bid
Jan. 1 through Mar. 31	$1.99	$.69
Apr. 1 through June 30	1.37	.55
July 1 through Sept. 30	1.16	.66
Oct. 1 through Dec. 31	1.64	.65

2003	High Bid	Low Bid
Jan. 1 through Mar. 31	$.37	$.065
Apr. 1 through June 30.20		.05
July 1 through Sept. 30.33		.12
Oct. 1 through Dec. 31.81		.18

The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

As of March 30, 2005, there were 79 record holders of our common stock.

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

Recent Sales of Unregistered Securities

The Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share.

During fiscal year 2002, the Company issued stock warrants totaling $990,600 of which $509,600 was issued to four individuals for consulting services, $405,000 was issued to three individuals to settle debt, and $76,000 was issued to six individuals and one company for cash, all with a conversion price of $1.00 per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued stock warrants totaling $820,000 to a company for purchase of computer equipments and infrastructure totaling $1,667,000 which the remaining balance has financed through promissory note payable. The stock warrants can be converted into common shares at a price of $1.00 per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued stock warrants totaling $189,500 of which $87,000 was issued to one individual for consulting services, and $102,500 was issued to four individuals and for cash, all with a conversion price of $1.00 per share. . We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued 6,004,200 shares of common stock to the founder and Chairman / C.E.O. for past services totaling $6,004 or $0.001price per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 1,980,946 shares of common stock to eleven individuals and one company for consulting services rendered totaling $1,490,309 or $0.75 average price per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 758,000 shares of common stock to eleven individuals and one company in satisfaction of debts totaling $331,000 and accrued interest of $242,500. . We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 921,600 shares of common stock to eight individuals and one company as a result of stock warrants exercised at $1.00 per share. . We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company converted $258,000 of outstanding stock warrants into $198,000 of debts and $60,000 of additional paid in capital related to seven individuals and one company.

During fiscal year 2004, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment, Inc.

Pursuant to a Convertible Note and Warrant Purchase Agreement dated November 24, 2004 and December 2004, we sold $815,000 of an aggregate $1,000,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 20 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 1,164,287 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. The issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In January 2005, we sold the remaining $185,000 of 6% convertible promissory notes and warrants to purchase common stock, pursuant to a Convertible Note and Warrant Purchase Agreement dated January 2005. The offering was to the last of 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 264,286 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. We paid no commissions in connection with these sales. We believe the issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated there under.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

General

In October 2004, Media and Entertainment.com, Inc. completed its merger with Winsonic, pursuant to which Winsonic Acquisition Sub, Inc. a wholly-owned subsidiary of the Company merged with and into Winsonic Digital Cable Systems Network, Ltd. (“WDCSN”) with WDCSN being the surviving entity pursuant to an Agreement and Plan of Reorganization dated July 16, 2004, as amended. Following the Merger, the Company changed its name to Winsonic Digital Media Group, Ltd.

Critical Accounting Policies [to be taken from draft financials]

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period.  Actual results could differ from those estimates

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

An Employee Agreement effective October 8, 2004 provides for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest equally over a twelve-month period effective with date of the employment agreement. The agreements are terminable at will with or without cause. As of December 31, 2004, 750,000 options have vested. There were no stock options for the year ending December 31, 2003.

Revnenues and Expenses Recognition

The financial statements of Winsonic Media Digital Group, Ltd., have been prepared on the accrual basis in accordance with generally accepted accounting principles. Revenues are recognized when earned and expenses are recognized in the period incurred.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-08 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if- converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company's operating results or financial position.

In November 2004, the FASB issued Financial Accounting Standards Statement No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect SFAS 151 to have a material impact on its financial statements.

In December 2004, the FASB issued Financial Accounting Standards Statement No. 152 “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect SFAS 152 to have a material impact on its financial statements.

In December 2004, the FASB issued Financial Accounting Standards Statement No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect SFAS 153 to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Accordingly the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

Results of Operations

For the year ended December 31, 2004, as compared to the year ended December 31, 2003.

For the year ended December 31, 2004 (“Fiscal 2004”) we incurred a net loss of $5,309,000 as compared with a net loss of $1,914,000 during the year ended December 31, 2003 (“Fiscal 2003”).

Total revenues were $25,000 in Fiscal 2004, compared to $33,000 in Fiscal 2003. Cost of Goods Sold, consisting primarily of infrastructure and fiber costs, is $296,000 and $409,000 in Fiscal 2004 and 2003, respectively. The resulting gross loss before remaining expenses is $271,000 in Fiscal 2004 and $376,000 in Fiscal 2003.

Total expenses for Fiscal 2004 were $3,332,000, consisting of vendor & employee stock compensation for services $1,490,000, salary expense $452,000, depreciation expense $350,000, payroll taxes $202,000, legal $174,000, maintenance expense $116,000 and other selling, general and administrative (“SGA”) expenses. Total expenses for Fiscal 2003 was $1,279,000, consisting of consulting fees $281,000, depreciation expense $209,000, rent expense $208,000, salary expense $199,000, professional fees $80,000, and other selling, general and administrative expenses.

In Fiscal 2004, the Company accrued legal settlement costs of $1,020,000 for the Callozo vs. Media & Entertainment.com litigation (previously explained in Item 3 Legal Proceedings), $553,000 in interest expense, and recorded $109,000 of other income primarily due to the forgiveness of debts by vendors.

During Fiscal 2004, an aggregate of 1,980,946 shares of common stock were issued to various persons in exchange for their services, which is included in SGA expenses at a value of $1,490,309. The value of their services is based on the fair market value of the Company’s common stock on the dates of issuance.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $5,041,000, compared to a deficit of $1,564,000 at December 31, 2003.

As of December 31, 2004, we had cash on hand of $437,000. Subsequent thereto, pursuant to a Convertible Note and Warrant Purchase Agreement (“Debt Financing”) dated November 24, 2004, in January 2005 we completed the sale of an aggregate of $1,000,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. Warrants were also issued to purchase 1,428,573 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. The net proceeds of the offering are being used to purchase or lease inventory and equipment, construct or lease facilities, pay salaries, repay indebtedness and for working capital.

For Fiscal 2004, we experienced a net increase in cash of $437,000 primarily as a result of the first closing of the Debt Financing in December 2004, as compared with a decrease in cash of $4,000 for Fiscal 2003.

Our ability to implement our business plan is dependent upon expanding our current revenues from sales of our products and services, and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their audit report, dated August 16, 2005, that there is substantial doubt about our ability to continue as a going concern without additional financing and achieving and maintaining profitable operations.

For Fiscal 2004, we used in operating activities $1,090,000 to sustain the company We had $1,527,000 net cash provided by financing activities primarily as a result of the Debt Financing $815,000 and proceeds from loan from a related party $684,000.. For Fiscal 2003, we had net cash provided by financing activities of $2,000,000 due to issuances of common stock warrants $1,009,000 and proceeds from note payable $847,000. Fiscal year 2003 also included $2,100,000 net cash used in investing activities with the purchase of fixed assets.

Continuing Operations

Our priorities for the next twelve months of operations are to continue to develop and market our products and services. We are focused on raising capital and establishing a business presence with vendors, business owners and referral sources. As we generate revenue from our activities, we expect to hire salaried or hourly employees to operate certain aspects of our business including members of management.

On February 17, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Native American Television Network, Inc. (“NATVN”). NATVN, based in Albuquerque, New Mexico is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. It is being designed to provide family friendly programming to Native Americans and to non-Native American viewers who are interested in learning more about Native American history, cultures, lifestyle, business and spirituality from a Native American point-of-view. There was no prior material relationship between the two companies or their affiliates other than in respect of the agreement.

The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. The WDMG distribution platform or the Winsonic Digital Cable Systems Network (“WDCSN”) will enable NATVN to reach its targeted Native American audience in both urban and rural tribal communities via digital cable, satellite, broadband, wireless, copper plants and fiber option delivery platforms. NATVN will use its resources and expertise to develop, produce, package, license and acquire programming for the operation of a 24/7, 365 day per year digital cable channel.

The companies intend to enter into an operating agreement pursuant to which they will share all net revenues on a 50/50 basis generated from subscriber fees, less all net costs, such as regulatory and interconnection fees. NATVN will provide WDMG with up to two minutes of commercial airtime, per hour, per day, on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. The Company will provide its expertise and guidance to NATVN in obtaining and filing all permits and licenses required. The companies have entered into a Stock Purchase Agreement, under which the Company will issue to NATVN 1,670,000 Shares of Common Stock valued at approximately $1.20 per share, or $2 million. In return, NATVN will issue to the Company 4 million shares of its Common Stock valued at $.50 per share, or $2 million.

On May 27, 2005 the Company signed a Contract with Sun Micro Systems as a Sun iforce Partner. Sun's partner model will help Winsonic build on a sales strategy and delivery of innovative solutions. Sun's partner model provides partners with a clear role definition and supports them with unparalleled partner development support, stronger go-to-market partnering and more opportunities to transact business/orders via streamlined, web-enabled interfaces. The iForce Partner programs will incorporate a portfolio of products and services offered by Sun Enterprise Services around the globe, including Sun Professional Services, Sun Educational Services and Sun Support Services.

On June 9, 2003, the Company entered into a Master Service Agreement with Level 3 Communications to deploy nationwide media delivery services on the Level 3 Communications network. WinSonic Digital Cable Systems Network is housed in Level 3's Private rooms in Los Angeles, Dallas, Chicago, New York and the Atlanta data center. "This provides us with a formidable network that will enable diverse routing and easy connections with communications companies and other Web-based operations. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with our reliable services protocol."

On August 19, 2004, the company sign an addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect.

On August 17, 2004, the company sign a service schedule for (3) LinkSM Global Wavelength Service - IRU with Level 3 Communications starting the planning of turning up 2.5GB or 10GB (or greater, as agreed by the parties) transparent, Unprotected virtual channel(s) (or wavelength(s)) on the Level 3 network between two (2) Termination Nodes. Each (3)LinkSM Global Wavelength Service shall be composed of one or more Direct Segments and/or Express Segments with a SONET solutions for nationwide redundant.

On December 10, 2004, Winsonic Digital Media Group, Ltd. and CI², Inc. (“CI²”) entered into a certain Subcontractor Master Consulting Agreement (the “SMCA”). A prior material relationship existed between the two parties because CI² had entered into a Master Purchase and Services Agreement (the “MPA”) with Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd. (“Winsonic”), a now wholly owned subsidiary of the Company, on May 5, 2004 prior to WinSonic’s merger with the Company. The MPA provided CI² the ability to purchase and/or license various products and services for delivery and installation from WinSonic, to be used for CI²’s own internal use and for resale.

Pursuant to the SMCA, CI² will subcontract to the Company through individual agreements (each an “Agreement”) comprising of (i) a purchase order that CI² issues for the purchase of services, including but not limited to, consulting, programming, software analysis, project analysis, project management, facilities management, document development, testing and technical support (the “Services”); and (ii) a statement of work which describes any products, technology, software, materials or other items that the Company will provide to CI² and a description, as applicable, of any services that should be delivered pursuant to the agreement (the “Deliverables”) or any milestones that should be met. CI² will compensate the Company in a manner consistent with the terms of the applicable Agreement. In addition, pursuant to the SMCA all of the Company’s Intellectual Property Rights (as defined in the SMCA) exclusive of pre-existing works, in any Services, Deliverables, methodologies and processes, whether or not incorporated into a Deliverable, which the Company has developed or used pursuant to a Statement of Work, and any other intellectual property developed under the SMCA shall be transferred and assigned solely and exclusively to CI². Also, the Company and CI² have mutual confidentiality obligations.

The term of this Agreement commenced on December 10, 2004 and unless otherwise terminated will continue for five (5) years with automatic renewal provisions. Either the Company or CI² may terminate the SMCA and any Agreement if (i) if a party fails to cure a breach within thirty (30) days of notice by the other party; (ii) immediately by notice upon material breach of the other party, if in the reasonable determination of the non-breaching party that the breach may not be remedied within thirty days; or if at any time one of the parties becomes insolvent, makes a general assignment for the benefit of creditors; or suffers or permits the appointment of a receiver for its business or assets. CI² may terminate the SMCA and any Agreement: (i) for convenience, upon thirty days notice; or (ii) immediately upon Notice in the event of (a) a direct or indirect taking over or assumption of control of the Company of substantially all of its assets by any governmental agency or any third party; or (b) acquisition of more than five percent of Company's equity or assets by a competitor of CI².

On December 10, 2004, the Company and CI² entered into a certain Joint Marketing and Development Agreement (the “JMDA”). Pursuant to the JMDA the Company and CI² will cooperate in the development and testing of certain Company products set forth in the JMDA (the “Company Products”), which run on a combination (the “CI² Platforms”) of certain listed CI² hardware and software (the “CI² Products”) creating a modified product (the “Modified Product”). Each party will bear all costs and expenses associated with its activities under the JMDA.
Within thirty days of the date of the JMDA the Company and CI² will develop a development plan (the “Development Plan”) to develop the Modified Product. Also within thirty days of the date of the JMDA, the Company and CI² will develop a plan to perform marketing activities (the “Marketing Plan”). The Company will have obligations to provide CI² with certain deliverables and to achieve certain milestones under the Development Plan and the Marketing Plan. CI² will own all right title and interest in and to the CI² Products and Derivative Works (as defined in the JMDA) thereof, including without limitation Intellectual Property Rights (as defined in the JMDA). The Company and CI² shall jointly own all right, title and interest to the Modified Product and any Derivative Works of either of the foregoing, including without limitation all Intellectual Property Rights therein as specified by a project formula based on the anticipated efforts of each party as specified in the Development plan. In the event that CI² or Company provides suggestions or improvements regarding, modifications to the Modified Product (collectively, “Improvements”), such Improvements shall be the sole and exclusive property of the party that makes the suggestions or improvements; provided however, that suggestion or improvement encompasses (i) the party’s Pre-Existing Technology (as defined in the JMDA) included in such Improvements, or (ii) any Derivative Works of the party’s Pre-Existing Technology. All Intellectual Property Rights in either of the foregoing shall remain the sole and exclusive property of the suggesting party.

On May 10, 2004,Verizon ESG and WinSonic Holdings signed an agreement to buildout WDCSN into a facilities-based local, interstate, and international exchange transport Network with advanced technology transport solutions.. WinSonic solutions assure world class service, design and product excellence. WinSonic Digital Cable Systems Network has rapidly grown by continuing these traditions while entering the digital age with a wide selection of innovative products and solutions that combine the latest advances in long-haul transport, wireless communications, data communications, voice communications, video communications, audio communications, and media and entertainment technologies.

Without adequate financing we will be unable to compete successfully. Furthermore, competitive pressures, which we face, may have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. If we require additional capital, we may be required to raise additional capital through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

We have experienced significant operating losses since we were formed in April 2000. The Company incurred net losses of approximately $5,309,000 and $1,914,000 for the years ended December 31, 2004 and 2003, respectively, and $7,864,000 for the period from inception through December 31, 2004. The Company has recorded total revenues of only $58,000 since inception.

The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing, engineering and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

We have an immediate need for additional financing.

The Company’s has limited operating funds and has nominal cash on hand as of August 25, 2005. The Company has an immediate need for funds in order to finance its business operations. At December 31, 2004, the Company had a working capital deficit of approximately $5,041,000.

Our working capital requirements in the foreseeable future will depend on a variety of factors, including the Company’s ability to implement its business plan. In the event that our plans change, our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), we will be required to seek additional financing sooner than anticipated or have to curtail our activities.

We issued $1 million of short-term indebtedness in January 2005. To the extent that we incur additional indebtedness or any other transaction, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We currently have no sources of revenue from which we can repay our indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing stockholders will provide any portion of our future financing requirements. There can be no assurance that additional financing will be available to us on commercially reasonable or acceptable terms, if at all. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of our control. Our failure to secure necessary financing would have a material adverse effect on us and could require us to delay or modify our business plan.

Qualified financial statements based on limited operations and establishing a long-term source of revenue.

We have incurred operating losses and negative cash flow from operations in 2004 and 2003 and since inception as stated in the Financial Statement which are part of this Report. Our Accountants issued a qualified report on our financial statements as at and for the year ended December 31, 2004. The report states that our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. See “Independent Auditors’ Report” and “Note 8 of Notes to Financial Statements” contained in this Report.

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

The Merger presents numerous challenges to us. These include the integration of the operations, technologies and management of the Company and Winsonic and special risks, including possible unanticipated liabilities, unanticipated costs, and diversion of management attention and loss of personnel.

We cannot assure you that we will successfully integrate or profitably manage Winsonic’s business. In addition, we cannot assure you that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

We may not be able to successfully manage the combined entity.

In the event we are able to integrate our operations, we may not be able to successfully manage the combined operations. The combined operations may place significant demands on the Company’s management, technical, financial and other resources. In addition, successful integration of the Company’s operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to implement operational, financial and management information systems, procedures and controls. There can be no assurance that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company’s business, financial condition and/or operating results.

Potential Liabilities Associated with Winsonic.

Winsonic may have liabilities that we did not discover or may have been unable to discover during our pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for the foregoing liabilities, the Company’s operations may be materially adversely affected.

Business Risks

Our dependence is on carrier networks such as Local Exchange Carriers, and Inter Exchange Carriers (LEC’s & IXC’s), a developing market.

Our ability to derive revenues by providing online commerce, ATM, SDI, SONET Internet services depends, in part, upon a developed and robust industry and the infrastructure for providing these services s and carrying network traffic. There can be no assurance that the necessary infrastructure or complementary products will be developed or that the Internet will become a viable commercial marketplace in those segments that we target. Critical issues concerning the commercial use of carrier networks, including security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of network use. In the event that the necessary infrastructure or complementary products are not developed or the Internet does not become a viable commercial marketplace for our services, future business, operating results and financial condition could be adversely affected if we were to expend significant proceeds for the development of our services.

Our ability to attract and retain customers depends on factors we cannot control.

Our ability to increase the number of our customers, and our ability to retain customers, will depend on a number of factors, many of which are beyond our control. These factors include:

•
Our ability to obtain financing, a commercially viable market developing for our products and services, our ability to successfully market our products and services, provide reliable service to and retain new customers and develop a profitable business.

•	Our market is characterized by rapid technological change and our products and services could become obsolete or fail to gain market acceptance.

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

Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our customers and the Internet. A significant portion of that infrastructure is owned by third parties including, but not limited to, Level 3 Communications, Inc. and CI², Inc. Accordingly, we have no control over its quality and maintenance. Our operations also depend on our ability to avoid damages from power losses, telecommunications failures, network software flaws, transmission cable cuts, fires, earthquakes, floods and similar events. The occurrence of any of these events could interrupt our services. The failure of the Internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations could have a material adverse effect on our business and financial results.

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

We depend on Winston Johnson, our CEO, and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans.

Our future success depends on the continued services of Winston Johnson, our CEO, as well as our other officers. We do not carry key person life insurance on any of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of purchasing or any of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly marketing, sales, engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We expect to experience, in the future, difficulty in hiring and retaining highly skilled employees.

Unauthorized use of our intellectual property by third parties may adversely affect our business.

We regard our copyrights, service marks, trademarks, patent applications, trade secrets, know-how and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We have filed patent and trademark applications and rely on trademark, patent and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Absence of dividends

We have never paid any dividends on shares of our Common Stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. Investment in our Company is inappropriate if you are seeking current or near term income.

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

Winston Johnson, Jon Jannotta and Nana Yalley, our Chairman and CEO, President and Executive Vice President, respectively, and their affiliates and other officers, directors and affiliates of the Company currently own beneficially approximately 49% of the Company’s shares of Common Stock. Therefore, these stockholders will have the ability to elect all of our directors and to control the outcome of all other issues submitted to our stockholders.

You may expect difficulty of trading and obtaining quotations for common stock.

Our Common Stock is currently quoted on the Pink Sheets, LLC. under the symbol “WDMGE.” As a result of trading in the over-the-counter market, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of the Common Stock.

Penny Stock regulation is expected to adversely affect the market for the Company’s securities.

The trading of the our Common Stock is currently subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for non-Nasdaq and non-exchange listed securities. Under such rule, brokers-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Commission has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated therewith.

Our Common Stock is currently a penny stock as defined in the Exchange Act and as such, the market liquidity for the Common Stock is limited to the ability of broker-dealers to sell Common Stock in compliance with the above-mentioned disclosure requirements.

Preferred stock may act as an anti-takeover device.

We are authorized to issue 5,000,000 shares of preferred stock, $.001 par value. The Company has no shares of preferred stock issued and outstanding. The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences, liquidation preferences, voting and other rights to preferred stockholders over common stockholders. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by stockholders.

Shares Eligible For Future Sale

Of the shares of the Company’s Common Stock outstanding, approximately 21,600,000 are “restricted securities,” as that term is defined in the Securities Act, and may be sold in compliance with the provisions of Rule 144 of the Securities Act.

Item 7. Financial Statements.

Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 25, 2005 Chavez and Koch, CPA’s ("Chavez and Koch"), the independent public accountant previously engaged as the principal accountant to audit the Company’s financial statements resigned. Chavez and Koch have decided to no longer represent public companies and will not be renewing its certification with the Public Company Accounting Oversight Board. The Company has appointed De Joya & Company as its new independent public accountant, effective with respect to the Company’s fiscal year ended December 31, 2004. The Company’s change in independent public accountant was approved by the full Board of Directors of the Registrant as of March 28, 2005.

The audit reports of Chavez and Koch on the financial statements of the Company as of and for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to the Company's ability to continue as a going concern.

During the Company’s two most recent fiscal years and through the date of its Form 8-K, there were no disagreements between the Company and Chavez and Koch, whether or not resolved on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Chavez and Koch’s satisfaction would have caused Chavez and Koch to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the Company's two most recent fiscal years and through the date of its Form 8-K, the Company did not consult with De Joya & Company with respect to any matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-B.

The Company provided Chavez and Koch with a copy of the foregoing disclosures. The Company requested that Chavez and Koch furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements that the Company has made in this Item 4.01. A copy of Chavez and Koch’s letter response to the Registrant's request was filed with the SEC.

Item 8A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of that date.

Item 8B. Other Information.

None

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

Name	Age	Principal Positions and Offices with our Company
Winston Johnson	47	Chairman of the Board and Chief Executive Officer
Jon J. Jannotta	55	President
Nana Yalley	43	Executive Vice President

Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

Winston Johnson has been the Chairman of the Board and Chief Executive Officer of the Company since December 2003. Mr. Johnson founded Winsonic Holdings, Ltd. in 2002, as a successor to a company he founded in 1996, and has been its Chairman of the Board and controlling stockholder since then. Mr. Johnson, who started in the music, computer science, and communications industries in the 1970s, pioneered technological innovations in music, computer and sound engineering such as the Winsonic Process. The Winsonic Process, a digital compression technology that produces a superior sounding product, has been used to enable record and film companies to record and distribute high-end voice, data, text, audio and video files throughout the world. Winston Johnson’s education includes a B.S. from FAMU, additional labs, and studies include FSU, UCLA, Berkley, Stetson University, Dartmouth, NASA, USC ETC, Nortel Network, Cisco, Sonet, Stn, Atm, Star Hub, DMS 200/300, DMS 500, DSL, PPOE, PPOA, MPLS, OSPF, BGP4, VOIP, HDTV transport, e911, video switching, ss7 signaling, cable plant, catv, emergency disaster planning, satellite, voice, data, video, fiber optics, micro wave, two-way radio, management systems, and billing systems.

Jon J. Jannotta has been a director since April 2000, Executive Vice President from April 2000 until December 2003 and since then our President. Mr. Jannotta is a licensed architect and general contractor. Since January 1997, Mr. Jannotta has been a principal and director of Jon J. Jannotta Architects-Planners, Inc. Mr. Jannotta has experience in the practice of architecture, the construction industry and urban development, and general business administration.

Nana Yalley has been a director since January 2002; Chief Information Officer from September 2001 until December 2003 and Executive Vice President since December 2003. From September 1999 to September 2001, Mr. Yalley was the chief executive officer of Nexcode Inc., which he co-founded. We acquired Nexcode in August 2001. From February 1997 to September 1999, Mr. Yalley was the chief executive officer of Allnet Broadcasting.com Inc., a producer of digital video and audio compression and encryption (software and/or hardware). Mr. Yalley has more than 15 years of experience in the music and technology industries, having worked as a music composer and producer as well as an audio engineer and sound effects designer for film and television. Mr. Yalley designed metronome-based midi controller software for live music performers, and he built and operated a custom recording studio. He is a co-developer of Nexcode’s NetDVD technology.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2003, except the following: Winston Johnson filed one late Form 4 on October 12, 2004; Nana Yalley filed one late Form 4 on October 12, 2004; Jeff B. McConnell, a former officer, filed one late Form 3 on October 9, 2004; Jon J. Jannotta filed 3 late Form 4’s on February 4, 2004, March 23, 2004 and October 12, 2004.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics designed to comply with Item 406 of Regulation S-B. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for December 31, 2003. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the Secretary, Jon Jonnatta, at 10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052.

The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K Item 10 filing rather than from its website.

Item 10. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2004, 2003 and 2002 by those persons who served as chief executive officer during our 2004 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during the year ended December 31, 2004.

Summary Compensation Table (1)

							Long-Term Compensation
		Annual Compensation					Awards
Name and Principal Position	Year	Salary			Bonus	All Other Compensation	Restricted Stock Awards		Shares Underlying Options	All Other Compensation
Winston Johnson CEO	2004 2003 2002	$ $ $	221,900 199,200 - 0 -	(2) (3)	0 0 0	0 0 0	0 0 0		0 0 0	0 0 0
Jon Jannotta President	2004 2003 2002	$ $ $	62,419 - 0 - - 0 -	(3)	0 0 0	0 0 0	$360,774 0 0	(4)	0 0 0	0 0 0
Nana Yalley Executive V.P.	2004 2003 2002	$ $ $	62,419 - 0 - - 0 -	(3)	0 0 0	0 0 0	$765,160 0 0	(5)	0 0 0	0 0 0

(1)
These compensation figures do not include the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person’s annual salary and bonus for the subject fiscal year.

(2)
Total compensation consists of $25,000 paid in cash and $196,900 accrued and unpaid as of December 31, 2004. This $25,000 amount was paid by the Company following the merger in October 2004 under a binding offer letter pursuant to which Mr. Johnson is to receive compensation of $221,900 per annum.

(3)	Accrued and unpaid as of December 31, 2004.

(4)
In October 2004, Jon Jannotta was issued 360,774 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic Merger. These shares were fully vested, dividends will be paid on the Shares and they were valued at the then current market price.

(5)
In October 2004, Nana Yalley was issued 1,034,000 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic Merger. These shares were fully vested, dividends will be paid on the shares and they were valued at the then current market price.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

In October 2002, our stockholders approved our 2002 Employee Stock Incentive Plan. Our executive officers are eligible to receive awards under this plan. We did not grant any stock options to, nor were any options exercised by, any of our executive officers named in the Summary Compensation Table during our fiscal year ended December 31, 2004. In addition, none of such named executive officers held options to purchase shares of our common stock at the end of our 2004 fiscal year.

Aggregated Option/Sar Exercises In Last Fiscal Year And Fiscal Year End Option/Sar Values

No Named Executive Officers exercised options during the fiscal year ended December 31, 2004, and did not hold any unexercised options at December 31, 2004.

Long Term Incentive Plans - Awards In The Last Fiscal Year

The following table summarizes for each Named Executive Officer each award under any long term incentive plan for the year ended December 31, 2004:

Estimated Future Payouts under non-stock price based plans
Name	Number of shares, units or other rights	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
None

Employment Agreements

On October 8, 2004, the Company entered into binding offering letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley are to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. Each officer received stock options to purchase 1,000,000 shares of Common Stock at $1.00 per share with 10% vested individually and 90% vested at the rate of 1/12 per month for 12 months that vest equally over a twelve month period effective with date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of August 26, 2005, on which date there were 33,806,962 shares outstanding, by:

•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

•	each of our “named executive officers” and directors, and

•	all of our executive officers and directors as a group.

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

The term “named executive officers” is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table set forth in Item 10 of this report.

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	The address for each beneficial owner listed in the table, except where otherwise noted, is c/o Winsonic Digital Media Group, Ltd. 260 Peachtree Street, Suite 2200, Atlanta, GA 30303.

Name and Address	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares Owned
Winston Johnson	7,821,700	(1)	23.1%
Jon J. Jannotta	6,208,690		18.4%
Nana Yalley	2,724,988		8.1%
All current directors and executive officers as a group (3 persons)	16,755,378		49.6%
——————————
* Represents less than 1%.

(1)
Includes 2 million shares pledged pursuant to a loan made to Mr. Johnson on behalf of the Company which is currently in default. The total liability recorded as of 12/31/04 is $683,726, including $200,000 cash received by the Company on 3/05/04, $400,000 of non cash expense ($600,000 vs. $200,000) calculated as of 9/0304 per extension agreement, $19,726 accrued interest on $600,000 @ 10 percent annually for 9/03/04 - 12/31/04, and $64,000 for 80,000 shares of stock valued @ $.80 per share on 9/03/04.

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Item 12. Certain Relationships and Related Transactions.

We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except in connection with the Winsonic Merger, which is discussed under “Merger with Winsonic Digital Cable Systems Network, Ltd.” subsection of Item 1 of this report.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated July 16, 2004. (4)
2.1	Agreement and Plan of Reorganization dated, as amended. (7)
3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)
3.2	First Amendment to Amend and Restated Articles of Incorporation. (5)
3.3	By-laws of Media and Entertainment.com, Inc. (2)
10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)
10.2	Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.(3)
10.3	Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd. (3)
10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (3)
10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (3)
10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (3)
10.7	Subcontractor Master Consulting Agreement with C12, Inc. (6)
10.8	Joint Marketing and Development Agreement with C12, Inc. (6)
10.9	Modification of the Master Purchase Agreement between C12 and Winsonic Holdings. (6)
10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (7)
10.11	Form of Exchange Agreement. (7)
10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (9)
10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (9)
10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (9)
10.15	Agreement dated March 14, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (9)

Exhibit No.	Description
10.16
Exchange Agreement dated as of March 15, 2005, by and among Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (9)

10.17	Office Services Agreement dated May 12, 2005 by and between Interactive Worldwide Atlanta - 260 Peachtree LLC and Winsonic Digital Media Group.
10.18	Office Subleases and Services Agreements between Crowne Office Suites, Inc. at Peachtree Center and Winsonic Digital Media Group, Ltd. dated December 22, 2004 and January 6, 2005.
10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group.
10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson.
10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta.
10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley.
10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect On August 19, 2004.
10.24	Service schedule for (3) LinkSM Global Wavelength Service - IRU On August 17, 2004
10.25	Contract with Sun Micro Systems as a Sun iforce Partner On May 27, 2005.
14.1	Code of Business Conduct and Ethics. (3)
16.1	Letter from Chavez and Koch dated March 31, 2005. (8)
*21.1	List of subsidiaries of Registrant.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
*32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

_________________
(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(2)	Incorporated herein by reference to the Registrant’s Form 10-SB filed on January 17, 2001.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(4)	Incorporated herein by reference to the Registrant’s Form 8-K for July 16, 2004.
(5)	Incorporated herein by reference to the Registrant’s Form 8-K for November 24, 2004.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K for December 10, 2004.
(7)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 for July 16, 2004.
(8)	Incorporated herein by reference to the Registrant’s Form 8-K for March 25, 2005.
(9)	Incorporated herein by reference to the Registrant’s Form 8-K for July 7, 2004 filed on March 31, 2005.
(10)	Incorporated herein by reference to the Registrant’s Form 8-K Current Report on Form 8-K/A Amendment No. 2 for July 16, 2004 filed on December 23, 2004.

*Filed herewith.

  (b) Reports on Form 8-K.

1.  Current Report on Form 8-K/A Amendment No. 1 for July 16, 2004 filed on October 15, 2004.

2. Current Report on Form 8-K for December 10, 2004 filed on December 16, 2004.

3. Current Report on Form 8-K for December 3, 2004 filed on December 8, 2004.

4. Current Report on Form 8-K for November 24, 2004 filed on November 29, 2004.

5. Current Report on Form 8-K for November 5, 2004 filed on November 9, 2004.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by our independent auditors, Chavez & Koch, Business Consultants and CPA’s, Ltd., for each of our last two fiscal years are as follows:

	2004			2003
Audit Fees		$87,551.17	(1)		$9,300
Audit-Related Fees	$	- 0 -		$	- 0 -
Tax Fees	$	- 0 -		$	- 0 -
All Other Fees	$	- 0 -		$	- 0 -

(1)
Does not include audit fees to be paid in 2005 to the Company’s current auditors, DeJoya & Company and accountants, Bennett Thrasher for the audit of the Company’s financial statements for December 31, 2004, but does include fees related to the May 31, 2004, December 31, 2003 & December 31, 2002 audit from the previous auditors, Chavez & Koch.

We do not have audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.

Date: August 25, 2005	By:	/s/ Winston Johnson
Winston Johnson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Chairman of the Board, and Chief Executive Officer, Principal Executive and Financial Officer and Director	August 25, 2005
Winston Johnson

	President and Director	August 25, 2005
Jon J. Jannotta

	Executive Vice President, Director	August 25, 2005
Nana Yalley

Media and Entertainment.com, Inc.

Annual Report on Form 10-KSB for the
Year Ended December 31, 2004

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of subsidiaries of Registrant.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

WINSONIC DIGITAL MEDIA GROUP, LTD.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 & 2003

CONTENTS

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations and Accumulated Deficit	F-2

Statements of Changes in Stockholders’ Equity (Deficit)	F-3 — F-6

Statements of Cash Flows	F-7

NOTES TO FINANCIAL STATEMENTS:	F-8 — F-19

De Joya & Company
Certified Public Accountants & Consultants
2425 W. Horizon Ridge Parkway
Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Winsonic Digital Media Group, Ltd.
(A Development Stage Company)
Atlanta, Georgia

We have audited the accompanying balance sheet of Winsonic Digital Media Group, Ltd. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year the ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winsonic Digital Media Group, Ltd. (a development stage company) as of December 31, 2004, and the results of its operations and cash flows for the year the ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and accumulated deficit of $7,864,145, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company
De Joya & Company
August 16, 2005
Henderson, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Winsonic Digital Media Group, LTD.:

We have audited the accompanying balance sheet of Winsonic Digital Media Group, LTD. as of December 31, 2003, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 6 to these financial statements, the Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to this issue is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, certain errors resulting from the incorrect capitalization of consulting and financial service expenses and the understatement of previously reported interest expenses and issuance of shares of common stock were discovered by management of the Company during the current year. Accordingly, adjustments have been made as of December 31, 2003 to correct capitalized expenses, outstanding loan balances, accumulated deficit, and the number of shares of common stock outstanding.

Chavez & Koch, CPA’s

August 16, 2005
Henderson, Nevada

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF DECEMBER 31, 2004 & 2003 (Restated)
	2004	2003
		(Restated)
ASSETS

ASSETS:
Current assets:
Cash	$436,749	$-
Due from stockholder - related party	—	23,227
Deposit	82,490	60,000
Total current assets	519,239	83,227

Fixed assets:
Computer equipment	1,577,269	1,577,269
Infrastructure	320,000	320,000
Software	160,000	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(550,955)	(208,600)
Total fixed assets	1,519,354	1,861,709

TOTAL ASSETS	$2,038,593	$1,944,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,514,625	$1,230,075
Bank overdraft	—	4,205
Accrued payroll and related taxes	781,575	249,000
Legal settlement liabilities	1,020,000	—
Loans payable	357,506	158,529
Loan payable -related party	683,726	—
Note payable to related party	—	5,450
Note payable - Digital Services International, Inc.	847,000	—
Accrued interest on notes payable	101,640	—
Convertible debentures, net unamortized debt discount of $562,577	254,284	—
Total current liabilities	5,560,356	1,647,259

Long-Term liabilities:
Notes Payable - Digital Services International, Inc.	—	847,000
Total long-term liabilities	—	847,000

TOTAL LIABILITIES	5,560,356	2,494,259

Stockholders' deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized, 33,620,884 and 6,004,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	33,621	6,004
Additional paid-in capital	3,488,761	—
Warrants for common stock, $1.00 per share	820,000	2,000,100
Accumulated deficit during development stage	(7,864,145)	(2,555,427)
Total stockholders' deficit	(3,521,763)	(549,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,038,593	$1,944,936

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 (Restated) AND FROM INCEPTION TO DECEMBER 31, 2004
	For the year ended December 31,		Inception to
	2004	2003	December 31, 2004
		(Restated)
REVENUE	$25,000	$32,811	$57,811

COST OF GOODS SOLD	296,120	409,166	707,956

GROSS PROFIT	(271,120)	(376,355)	(650,145)

EXPENSES:
Selling, general and administrative	1,509,161	865,315	3,013,219
Selling, general and administrative, related party	346,738	205,204	551,942
Consulting Services - related party	1,125,934	—	1,125,934
Depreciation and amortization expense	349,778	208,600	558,378
Total expenses	3,331,611	1,279,119	5,249,473

OPERATING INCOME (LOSS)	(3,602,731)	(1,655,474)	(5,899,618)

OTHER INCOME/(EXPENSES):
Interest expense	(795,711)	(234,524)	(1,030,235)
Legal Settlement Costs	(1,020,000)	—	(1,020,000)
Interest income	257	—	257
Other income(expenses)	109,467	(24,016)	85,451
Total other income/(expenses)	(1,705,987)	(258,540)	(1,964,527)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,308,718)	(1,914,014)	(7,864,145)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(5,308,718)	$(1,914,014)	$(7,864,145)

Basic weighted average number of common shares outstanding	15,881,606	6,004,200

Net loss per basic and diluted common share	$(0.33)	$(0.32)

The accompanying notes to the financial statements should be read in conjunction with these Statement of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid-in		Development	Stockholders'
	Shares	Amount	Capital	Warrants	Stage	Deficit

Balance, September 10, 2002 (Inception)	—	$—	$—		$—	$—

Issuance of stock warrants	—	—	—	990,600	—	990,600

Net loss	—	—	—	—	(641,413)	(641,413)

Balance, December 31, 2002	—	—	—	990,600	(641,413)	349,187

Issuance of common stock to founder for services	6,004,200	6,004	—			6,004

Issuance of stock warrants	—	—	—	1,009,500	—	1,009,500

Net loss	—	—	—	—	(1,914,014)	(1,914,014)

Balance, December 31, 2003 (Restated)	6,004,200	6,004	—	2,000,100	(2,555,427)	(549,323)

Issuance of common stock for services, $0.75 average price per share	1,980,946	1,981	1,488,328	—	—	1,490,309

Issuance of common stock in satisafaction of debts of $331,000 and deemed interest of $242,500	758,000	758	572,742	—	—	573,500

Exercise of stock warrants for common stock, $1.00 price per share	921,600	922	920,678	(921,600)	—	—

Conversion of stock warrants to debt	—	—	60,000	(258,500)	—	(198,500)

Issuance of common stock related to reverse-merger	23,956,138	23,956	(123,487)	—	—	(99,531)

Debt discount related to convertible debentures	—	—	570,500	—	—	570,500

Net loss	—	—	—	—	(5,308,718)	(5,308,718)

Balance, December 31, 2004	33,620,884	$33,621	$3,488,761	$820,000	$(7,864,145)	$(3,521,763)

The accompanying notes to the financial statements should be read in conjunction with this statement of Stockholders' Deficit

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 (Restated) AND FROM INCEPTION TO DECEMBER 31, 2004
			Inception to
	For the year ended December 31,		December 31,
	2004	2003	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,308,718)	$(1,914,014)	$(7,864,145)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	349,778	208,600	558,378
Stock based compensation	1,490,809	6,004	1,496,813
Change in operating assets and liabilities:
Decrease in due from stockholder	23,227	289,673	—
(Increase) decrease in deposit	(22,490)	14,405	(82,490)
Increase (decrease) in bank overdraft	(4,205)	4,205	—
Increase in accounts payable and accrued expenses	727,019	1,209,164	1,758,594
Increase accrued payroll and related taxes	532,575	199,200	781,575
Increase in legal settlement liabilities	1,020,000	—	1,020,000
Increase in interest payable	101,640	—	101,640
Net cash provided by (used in) operating activities	(1,090,365)	17,237	(2,229,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,070,309)	(2,070,309)
Net cash used in investing activities	—	(2,070,309)	(2,070,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	31,977	138,529	389,006
Proceeds from loan payable - related party	683,726	—	683,726
Proceeds fron note payable - related party	—	5,450	5,450
Payment on note payable - related party	(5,450)	—	(5,450)
Proceeds from note payable - Digital Services International, Inc.	—	847,000	847,000
Proceeds from convertible debentures	816,861	—	816,861
Proceeds from warrants fro common stock	—	1,009,500	2,000,100
Net cash provided by financing activities	1,527,114	2,000,479	4,736,693

NET INCREASE (DECREASE) IN CASH	436,749	(52,593)	436,749

CASH, BEGINNING OF PERIOD	—	52,593	—

CASH, END OF PERIOD	$436,749	$—	$436,749

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes to the financial statements should be read in conjunction with these statement of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
						Accumulated
						Deficit
	Common Stock		Additional			during	Total
	Shares	Amount	Paid In Capital	Warrants	Deferred Compensation	Development Stage	Stockholders' Deficit

Balance at September 10, 2002 (Inception date)	0	0	0	0	0	0	0
Issuance of Stock Warrants	—	—	—	990,600	—	—	990,600
Net income (loss)						(641,413)	(641,413)
Balance at December 31, 2002	—	—	—	990,600	—	(641,413)	349,187
DSI - Stock Warrants				820,000			820,000
Issuance of Stock Warrants			—	189,500			189,500
Winston Johnson	6,004,200	6,004	—	—	—	—	6,004
Net income (loss)	—	—	—	—	—	(1,914,014)	(1,914,014)

Balance at December 31, 2003 (Restated)	6,004,200	6,004	—	2,000,100	—	(2,555,427)	(549,323)

Common Stock Issued for Services:							—
- A) Related Parties	—	—	—				—
Nana Yalley	1,034,000	1,034	764,126				765,160
Jon Jannotta	487,532	488	360,286				360,774
	1,521,532	1,522	1,124,412	—	—	—	1,125,934
- B) Unrelated Parties							—
Scott Rederick	100,000	100	73,900				74,000
Andy Gobatsos	20,000	20	14,780				14,800
Rick Bennett	20,000	20	14,980				15,000
Dee Calihan	20,000	20	14,980				15,000
Cohen Pollock	50,000	50	37,450				37,500
Pam Harris	10,000	10	7,490				7,500
Rick Fuqak	150,000	150	112,350				112,500
Melvin Cooper	10,000	10	7,490				7,500
Beverly Harper	56,200	56	56,144				56,200
Drew Goya	150,000	150	149,850	(150,000)			—
Beverly Harper	7,700	8	7,692	(7,700)			—
Beverly Lion, LLC	63,900	64	63,836	(63,900)			—
SBK	23,214	23	24,352				24,375
	681,014	681	585,294	(221,600)	—	—	364,375

Common Stock Issued to Settle Debt							—
- A) Related Parties							—
Nana Yalley	75,000	75	56,175				56,250
- B) Unrelated Parties							—
Effective Ventures	500,000	500	374,500				375,000
James Yates	6,000	6	4,494				4,500
Steve Matilla	25,000	25	18,725				18,750
Charles Phillips	15,000	15	11,235				11,250
Bob Smith	25,000	25	18,725				18,750
Tracy Langford - Notes Payable	9,000	9	6,741				6,750
Jimmy Witherspoon - Notes Payable	3,000	3	2,247				2,250
Claude Thompson - Notes Payable	15,000	15	11,235				11,250
Bernice Davis -Notes Payable	15,000	15	11,235				11,250
Due to Ron Brown	50,000	50	37,450				37,500
Angela Clayton	20,000	20	19,980				20,000
Shahram Ravanshen	210,000	210	209,790	(210,000)			—
Shahram Ravanshen	100,000	100	99,900	(100,000)			—
Mike Nazarain	50,000	50	49,950	(50,000)			—
Emmitt McHenry	275,000	275	274,725	(275,000)			—
Paul Hiles	45,000	45	44,955	(45,000)			—
Jhane Issacs	20,000	20	19,980	(20,000)			—
	1,383,000	1,383	1,215,867	(700,000)	—	—	517,250
							—
Warrants not exercised:							—
Steve Castor				(20,000)			(20,000)
Mike Mavilia				(20,000)			(20,000)
John Ulrich				(42,500)			(42,500)
Roberr Cozzi				(11,000)			(11,000)
Philip Berry				(30,000)			(30,000)
Ron Berry				(25,000)			(25,000)
Elaine Berry				(25,000)			(25,000)
Office Pros Network				(25,000)			(25,000)
				(198,500)			(198,500)

The accompanying notes to the financial statements should be read in conjunction with this statement of changes in Stockholders' Deficit

WINSONIC DIGITAL MEDIA GROUP, LTD. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional			Accumulated Deficit during	Total
	Shares	Amount	Paid In Capital	Warrants	Deferred Compensation	Development Stage	Stockholders' Deficit
Adjustments to Paid in Capital:							—
Remove Emmitt McHenry warrant from Due to Account			—	—			—
Reclass Yalley shares from compensation expense; was for settlement of debt			—				—
			—
Adjustments to Warrants:							—
Adjust Philip Berry Warrants			20,000	(20,000)			—
Adjust Mike Mavilia Warrants			20,000	(20,000)			—
Adjust Steve Castor Warrants			20,000	(20,000)			—
			60,000	(60,000)			—

							—

Winsonic Merger - Media & Entertainment Equity							—
Media & Entertainment.com - Stock Balances (excluding stock issued to Winsonic Holdings)	23,879,948	23,880	(123,487)	—	—	—	(99,607)
Common Stock Issued for Cash - Berkley C. Badger (See Explanation #1 Below)	76,190	76					76
							—
							—
							—
	23,956,138	23,956	(123,487)		—	—	(99,531)

Record Unamortized Debt - Stock Warrants (12/15/04)			570,500				570,500

Winsonic Digital Media Group, Ltd. Net income(loss) for 2004						(5,308,718)	(5,308,718)
			—	—	—		—

Balance @ December 31, 2004	33,620,884	$33,621	$3,488,761	$820,000	$—	$(7,864,145)	$(3,521,763)

Media & Entertainment equity section.

The accompanying notes to the financial statements should be read in conjunction with this statement of changes in Stockholders' Deficit

NOTE 1 - ORGANIZATION AND PURPOSE

Winsonic Digital Media Group, Ltd., formerly Media and Entertainment.com, Inc., (the “Company”) incorporated on April 27, 2000. On October 7, 2004, Media and Entertainment.com, Inc. (“M&E”) consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Winsonic Acquisition Sub, Inc. (“Winsonic Acquisition”), in exchange for 8,000,000 shares of M&E’s common stock (“Winsonic Transaction”). Prior to the Winsonic Transaction, M&E was non-operating public company with no operations or assets; 23,956,138 shares of common stock issued and outstanding; and Winsonic Acquisition was a privately held company. The Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Winsonic Transaction is equivalent to the issuance of shares by a private company (Winsonic Acquisition) for the non-monetary assets of a non-operational public company (M&E), accompanied by a recapitalization. The accounting for Winsonic Transaction is to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompany financial statements are that of Winsonic Acquisition.

Winsonic Acquisition was formed to merged with and into Winsonic Digital Cable Systems Network, Ltd. (“Winsonic Digital”) with Winsonic Digital being the surviving corporation.

Following the Merger, the Company changed it’s name to Winsonic Digital Media Group, Ltd.

The Company is a media distribution solutions company, primarily organized for the purpose of offering media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network WinSonic Digital Cable Systems Network (WDCSN) enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

A Development Stage Company - The accompanying financial statements have been prepared in a accordance with the Statement of Financial Accounting Standards No. 7”According and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. As of December 31, 2004, the Company has not commenced its planned principal operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in four financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. The balance in one account has a balance of $427, 135, and therefore the account has an uninsured balance of $327, 135 as of December 31, 2004.

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

Fair Value of Financial Instruments

Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share Calculations

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

An Employee Agreement effective October 8, 2004 provides for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employee (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest equally over a twelve-month period effective with date of the employment agreement. The agreements are terminable at will with or without cause. As of December 31, 2004, 750,000 options have vested.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2004: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 223%; and weighted-average expected life of the option of two years. There were no stock options for the year ending December 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The Company’s pro forma information follows:

	December 31, 2004	December 31, 2003 (Restated)
Pro forma net (loss) income applicable to common shareholders	$(5,764,721)	$(1,914,014)

Pro forma net (loss) income applicable to common shareholders per share: Basic and fully diluted	$(0.36)	$(0.32)

 A summary of the Company’s stock option activity follows:

	December 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding - beginning of year	0	$0	0	$0
Granted	3,000,000	1.00	0	0
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding - end of year	3,000,000	$1.00	0	$0
Exercisable - end of year	750,000	$1.00	—	—

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the declining balance method for financial statement purposes over the following estimated useful lives:

Telecommunication Equipment	15 Years
Furniture & Fixtures	7 Years
Computer Equipment	5 Years
Software	3 Years

Depreciation expense for the years ended December 31, 2004 and December 31, 2003 was $349,778 and $208,600, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ", long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Revenues and Expenses Recognition

Revenues are recognized upon services rendered to customers. Costs and expenses are recognized during the period in which they are incurred

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the years ended December 31, 2004 and 2003.

Research and Development Costs

Research and development costs are charged to expense as incurred.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-08 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if- converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company's operating results or financial position.

In November 2004, the FASB issued Financial Accounting Standards Statement No. 151 “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect SFAS 151 to have a material impact on its financial statements.

In December 2004, the FASB issued Financial Accounting Standards Statement No. 152 “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect SFAS 152 to have a material impact on its financial statements.

In December 2004, the FASB issued Financial Accounting Standards Statement No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect SFAS 153 to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Accordingly the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share.

During fiscal year 2002, the Company issued stock warrants totaling $990,600 of which $509,600 was issued to four individuals for consulting services, $385,000 was issued to three individuals to settle debt, and $96,000 was issued to six individuals and one company for cash, all with a conversion price of $1.00 per share.

During fiscal year 2003, the Company issued stock warrants totaling $820,000 to a company for purchase of computer equipments and infrastructure totaling $1,667,000 which the remaining balance has financed through promissory note payable, see Note 11. The stock warrants can be converted into common shares at a price of $1.00 per share

During fiscal year 2003, the Company issued stock warrants totaling $189,500 of which $87,000 was issued to one individual for consulting services, and $102,500 was issued to four individuals and for cash, all with a conversion price of $1.00 per share.

During fiscal year 2003, the Company issued 6,004,200 shares of common stock to the founder and Chairman / C.E.O. for past services totaling $6,004 or $0.001price per share.

During fiscal year 2004, the Company issued 1,980,946 shares of common stock to eleven individuals and one company for consulting services rendered totaling $1,490,309 or $0.75 average price per share

During fiscal year 2004, the Company issued 758,000 shares of common stock to eleven individuals and one company in satisfaction of debts totaling $331,000 and accrued interest of $242,500.

During fiscal year 2004, the Company issued 921,600 shares of common stock to eight individuals and one company as a result of stock warrants exercised at $1.00 per share.

During fiscal year 2004, the Company converted $258,000 of outstanding stock warrants into $198,000 of debts and $60,000 of additional paid in capital related to seven individuals and one company.

During fiscal year 2004 as discussed in Note 1, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment, Inc.

Stock Warrants

Certain stock warrants have been issued in exchange of cash proceeds, services and fixed assets at a conversion price of $1.00 per common share. These stock warrants have a life of three years.

The following table summarizes the Company’s stock warrants activity with a conversion price of $1.00:

	Number of	Exercise
	Warrants	Price
Balance, September 10, 2002 (Inception)	—	$—
Warrants issued	990,600	1.00
Warrants canceled/expired	—	—
Warrants exercised	—	—
Balance, December 31, 2002	990,600	1.00
Warrants issued	1,009,500	1.00
Warrants canceled/expired	—	—
Warrants exercised	—	—
Balance, December 31, 2003	2,000,100	1.00
Warrants issued	—	—
Warrants canceled/expired	—	—
Warrants exercised	(1,180,100)	(1.00)
Balance, December 31, 2004	820,000	$1.00

Certain detachable stock warrants have been granted related to convertible dentures discussed in Note 11.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of	Exercise
	Warrants	Price
Balance, September 10, 2002 (Inception)	—	$—
Warrants issued	—	—
Warrants canceled/expired	—	—
Warrants exercised	—	—
Balance, December 31, 2002	—	—
Warrants issued	—	—
Warrants canceled/expired	—	—
Warrants exercised	—	—
Balance, December 31, 2003	—	—
Warrants issued	1,164,287	1.00
Warrants canceled/expired	—	—
Warrants exercised	—	—
Balance, December 31, 2004	1,164,287	$1.00

NOTE 4 - RELATED PARTY TRANSACTIONS

Officer’s compensation for services was $346,738 and $199,200 and was included in general and administrative expenses, related party, as of December 31, 2004 and 2003, respectively.

Two individuals who acted as consultants prior to becoming officers of Winsonic received a total of 1,521,532 shares of common stock value at $1,125,934 in consutation services regarding the merger. This value was included as consulting expense in the statements of operations for the year ended December 31, 2004.

During 2003 the Company received a loan with a current balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to these notes. During 2004, the loan of $36, 419 was forgiven, and expensed toward current period operating results. Related interest accrued of $29,706 was also expensed toward current period operating results.

As of December 31, 2004 the Company has a loan payable totaling $683,726 to Winston Johnson, C.E.O., consisting principal of $600,000 due September 3, 2004 (past due maturity), plus 80,000 shares of common stock valued at $64,000, both payable to maker of the note. Interest is 10% annually, based upon a 365-day calendar year. Accrued interest payable included in the $683,726 amount is $19,726 as of December 31, 2004.

NOTE 5 - SUMMARY OF LEGAL PROCEEDINGS

Other than as described below, we are not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Callozo vs. Media and Entertainment.com

On March 22, 2004, the Company (in all cases cited herein known as Media and Entertainment.com, Inc.) commenced a civil lawsuit in Los Angeles Superior Court (Case No. BC312530) against Caesar Collazo, a former officer of the Company, seeking damages in excess of $40,000, punitive and exemplary damages. The Company had purchased the assets of Nexcode of which Collazo was a founder, and Collazo received 400,000 shares of the Company’s Common Stock (the “Shares”) in consideration of the sale. While still employed by the Company, Collazo allegedly formed a competing company, stole proprietary property of the Company and solicited Company clients on behalf of the competitor. The Company seeks a constructive trust, injunctive relief and the return of the Shares.

Prior thereto, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the Shares. The injunctive relief was denied and Mr. Collazo dismissed the Complaint. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the Shares. The Court issued an Order on March 19, 2004, enabling Collazo to sell 30,000 shares of Common Stock and issuing a temporary restraining order with regard to the remaining 370,000 Shares provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond and the Nevada action was dismissed.

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly 900,000 shares of common stock as well as $120,000 of attorney fees are charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of July 18, 2005, neither the 900,000 shares of common stock for each of MessrsCollazo and Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004.

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $7,864,000 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 7 - EMPLOYMENT AGREEMENTS

On October 8, 2004, the Company entered into binding offering letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley are to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. Each officer received stock options to purchase 1,000,000 shares of Common Stock at $1.00 per share that vest equally over a twelve month period effective with date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following at December 31:

	2004	2003
Computer Equipment	$1,577,269	$1,577,269
Infrastructure	320,000	320,000
Software	160,000	160,000
Furniture & Fixtures	13,040	13,040
	2,070,309	2,070,309

Less: Accumulated Depreciation	(550,955)	(208,600)

Total Property and Equipment, Net	1,519,354	1,861,709

Depreciation expense was $349,778 and $208,600 for 2004 and 2003, respectively.

NOTE 9 - Loans Payable

The Company has loans outstanding of $357,506 and $158,529 as of December 31, 2004 and 2003, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The loans payable to individuals consist of:

	2004	2003
Eight convertible subordinated promissory notes, due in October 2004, convertible into shares of common stock at any time prior to maturity. The conversion options were not excercised.	198,500	—
A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the $114, 780 amount is $6,780 as of December 31, 2004.	114,780	108,000
A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the $44,226 amount is $4,226 as of December 31, 2004.	44,226	40,000
A loan containing principal of $9,529 with no stated interest rate, repayment terms or maturity date.	—	9,529
A loan containing principal of $1,000 with no stated interest rate, repayment terms or maturity date.	—	1,000
	$357,506	$158,529
Less: Current Portion	(357,506)	(158,529)
Total Loans Payable, less current portion	$0	$0

Included in the above values is $30,732 of accrued interest as of December 31, 2004.

NOTE 10 - CONVERTIBLE DEBENTURES

Pursuant to a Convertible Note and Warrant Purchase Agreement dated November 24, 2004 and December 2004, we sold approximately $815,000 of an aggregate $1,000,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 1,164,287 shares of common stock and are exercisable until December 15, 2007 at $.70 per share.

The issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Convertible debentures consist of the following at December 31, 2004 and December 31, 2003:

	2004	2003
Twenty-one convertible subordinated promissory notes at 6% annual interest, due in December 2007, convertible into shares of common stock at any time prior to maturity. Interest and principal are due at the earlier of the maturity date, pre-payment date, or conversion date.	$816,861	$—
	816,861	—
Less: Unamortized Discount	(562,577)	—
Total debt	254,284	—
Less: current portion	(254,284)	—
Convertible debentures, less current portion	$0	$0

Included in the above values are $1,861of accrued interest related to the convertible notes as of December 31, 2004.

The company is relying on both APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and EITF 00-19, “Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock” for treatment of the convertible stock.  They require the company to expense the “Beneficial Conversion Feature” in the current year.  This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note

The fair value of the debt discount associated with the stock conversion at the time of issuance was $570,501 and will be amortized as a non-cash interest expense over the term of the convertible debt (3 years).  Proceeds from the issuance of these convertible debentures were used for working capital purposes. During 2004, the Company recorded debt discount expense of $7,924, which $562,577 remained as the unamortized amount as of December 31, 2004.

NOTE 11 - NOTE PAYABLE

The Company has a note payable of $847,000 to Digital Services International, Inc. (“DSI”) for the purchase of computer equipment and infrastructure. Total consideration for the equipment received is $1,667,000, of which $820,000 was satisfied in warrants for common stock of the Company at the execution of the note agreement. The balance of $847,000 was payable within 45 days of executed note.  Terms of repayment of the note were not met as of December 31, 2004. The Company and DSI are proactively negotiating resolution of payment, to be in the form of common stock and cash. Imputed interest expense of $50,820 was accrued on the note in the current year, at 6% per annum. An equal amount of interest expense related to this DSI note payable was recorded in the prior period ended December 31, 2003.

NOTE 12 - RESTATEMENT OF FISCAL YEAR 2003

Restatement

During year ended December 31, 2003, the Company had incorrectly capitalized consulting and financial services valued at $275,000, rather than expensing the services.  As a result, the Company has now recorded additional consulting expense in 2003, and reduced the asset by $275,000.

Additionally in 2003, interest expense related to two loans totaling $148,000 as of December 31, 2003 had not been recorded.  As a result, 2003 interest expense of $2,127 was recorded, and the loans payable balance was appropriately increased.

Lastly, in 2003 the Company did not reflect issuance of 6,004,200shares to the founder and CEO of the Company. The shares had a par value of $6,004.  As a result, common stock was credited by $6,004 in 2003 and related party selling; general and administrative expense was debited.

The total restatement recorded to 2003 increased the net loss by $283,130.79, which resulted in a restated accumulated deficit for the period of $1,914,014.

NOTE 13 - SUBSEQUENT EVENTS

Native American Television Network, Inc.

On February 17, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Native American Television Network, Inc. (“NATVN”). NATVN, based in Albuquerque, New Mexico is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. There was no prior material relationship between the two companies or their affiliates other than in respect of the agreement.

The companies intend to enter into an operating agreement pursuant to which they will share all net revenues on a 50/50 basis generated from subscriber fees, less all net costs, such as regulatory and interconnection fees. NATVN will provide the Company with up to two minutes of commercial airtime, per hour, per day, on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. The Company will provide its expertise and guidance to NATVN in obtaining and filing all permits and licenses required. The companies have signed a Stock Purchase Agreement, under which the Company will issue 1,670,000 shares of common stock valued at approximately $1.20 per share, or $2 million. In return, NATVN will issue to the Company 4 million shares of its common stock valued at $.50 per share, or $2 million.

Convertible Notes Payable and Debentures

In January 2005, pursuant to a Convertible Note and Warrant Purchase Agreement, the Company sold the remaining $185,000 of an aggregate of $1,000,000 of 6% convertible promissory notes and warrants to purchase common stock. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. The warrants are convertible at the lower of $.70 per share or 15% below market.