Form 10KSB/A
period 2004-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2005-12-23
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
AMENDMENT NO. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 Marietta Street, Suite 2600
Atlanta, GA	30303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(770) 858-0039

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were zero.

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 14, 2005, was approximately $10,572,000. On such date, the closing price for the issuer’s common stock, as quoted on the NASD’s OTC Bulletin Board, was $0.62.

The issuer had 33,806,962 shares of common stock outstanding as of June 14, 2005.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-KSB of Winsonic Digital Media Group, Ltd. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-KSB”) is to amend the list of exhibits in Item 13 to include the Form of Note and Form of Warrant issued pursuant to the Company’s Convertible Note and Warrant Purchase Agreement dated November 24, 2004.

This Amendment amends and restates in its entirety Part III, Item 13 of the Original Form 10-KSB. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-KSB and does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update those disclosures in any way. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-KSB with the Securities and Exchange Commission on August 29, 2005.

PART III

Item 13.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated July 16, 2004. (4)
2.1	Agreement and Plan of Reorganization dated, as amended. (7)
3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)
3.2	First Amendment to Amend and Restated Articles of Incorporation. (5)
3.3	By-laws of Media and Entertainment.com, Inc. (2)
*4.1	Form of 6% Convertible Subordinated Promissory Note
*4.2	Form of Warrant
10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)
10.2	Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.(3)
10.3	Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd. (3)
10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (3)
10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (3)
10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (3)
10.7	Subcontractor Master Consulting Agreement with C12, Inc. (6)
10.8	Joint Marketing and Development Agreement with C12, Inc. (6)
10.9	Modification of the Master Purchase Agreement between C12 and Winsonic Holdings. (6)
10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (7)
10.11	Form of Exchange Agreement. (7)
10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (9)
10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (9)
10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (9)
10.15	Agreement dated March 14, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (9)

Exhibit No.	Description
10.16

Exchange Agreement dated as of March 15, 2005, by and among Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (9)

10.17	Office Services Agreement dated May 12, 2005 by and between Interactive Worldwide Atlanta - 260 Peachtree LLC and Winsonic Digital Media Group.
10.18	Office Subleases and Services Agreements between Crowne Office Suites, Inc. at Peachtree Center and Winsonic Digital Media Group, Ltd. dated November 22, 2004.
10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group.
10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson.
10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta.
10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley.
10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect on August 19, 2004.
10.24	Service schedule for (3) Link Global Wavelength Service - IRU on August 17, 2004.
10.25	Contract with Sun Micro Systems as a Sun iforce Partner on May 27, 2005.
14.1	Code of Business Conduct and Ethics. (3)
16.1	Letter from Chavez and Koch dated March 31, 2005. (8)
21.1	List of subsidiaries of Registrant.(10)
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
*32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
_________________

(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(1)	Incorporated herein by reference to the Registrant’s Form 10-SB filed on January 17, 2001.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(3)	Incorporated herein by reference to the Registrant’s Form 8-K for July 16, 2004.

(4)	Incorporated herein by reference to the Registrant’s Form 8-K for November 24, 2004.

(5)	Incorporated herein by reference to the Registrant’s Form 8-K for December 10, 2004.

(6)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 for July 16, 2004.

(7)	Incorporated herein by reference to the Registrant’s Form 8-K for March 25, 2005.

(8)	Incorporated herein by reference to the Registrant’s Form 8-K for July 7, 2004 filed on March 31, 2005.

(9)	Incorporated herein by reference to the Registrant’s Form 8-K Current Report on Form 8-K/A Amendment No. 2 for July 16, 2004 filed on December 23, 2004.

(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on August 29, 2005.

*Filed herewith.

  (b) Reports on Form 8-K.

1.	Current Report on Form 8-K/A Amendment No. 1 for July 16, 2004 filed on October 15, 2004.

2.	Current Report on Form 8-K for December 10, 2004 filed on December 16, 2004.

3.	Current Report on Form 8-K for December 3, 2004 filed on December 8, 2004.

4.	Current Report on Form 8-K for November 24, 2004 filed on November 29, 2004.

5.	Current Report on Form 8-K for November 5, 2004 filed on November 9, 2004.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.

Date: December 23, 2005	By:	/s/ Winston Johnson
Winston Johnson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Winston Johnson Winston Johnson	(Co-Chairman of the Board and Chief Executive Officer, Principal Executive Officer) and Director	December 23, 2005
/s/ Jon J. Jannotta Jon J. Jannotta	Co-Chairman of the Board, President and Director	December 23, 2005
/s/ Eric Young Eric Young	Chief Financial Officer and Director	December 23, 2005

Winsonic Digital Media Group, Ltd.

Annual Report on Form 10-KSB/A for the
Year Ended December 31, 2004

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