Form 10KSB/A
period 2004-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-01-06
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 (“Amendment”) to the Annual Report on Form 10-KSB of Winsonic Digital Media Group, Ltd. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-KSB”) is to amend the list of exhibits in Item 13 to include the Form of Note and Form of Warrant issued pursuant to the Company’s Convertible Note and Warrant Purchase Agreement dated November 24, 2004, which are being filed with this Amendment.

This Amendment amends and restates in its entirety Part III, Item 13 of the Original Form 10-KSB. This Amendment No. 2 continues to reflect circumstances as of the date of the filing of the Original Form 10-KSB and does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update those disclosures in any way. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-KSB with the Securities and Exchange Commission on August 29, 2005.

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

WINSONIC DIGITAL MEDIA GROUP, LTD.

Date: January 5, 2006	By:	/s/ Winston Johnson
Winston Johnson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Winston Johnson Winston Johnson	(Co-Chairman of the Board and Chief Executive Officer, Principal Executive Officer) and Director	January 5, 2006
/s/ Jon J. Jannotta Jon J. Jannotta	Co-Chairman of the Board, President and Director	January 5, 2006
/s/ Eric Young Eric Young	Chief Financial Officer and Director	January 5, 2006

Winsonic Digital Media Group, Ltd.

Annual Report on Form 10-KSB/A for the
Year Ended December 31, 2004

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of 6% Convertible Subordinated Promissory Note
4.2	Form of Warrant
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350