Form 10KSB/A
period 2004-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-02-21
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600
Atlanta, GA.	30303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (404) 230-5705

Securities registered under Section 12(b) of the Exchange Act:

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

PART I

Throughout this Annual Report on Form 10-KSB, the terms the “company,” “we,” “us,” “our,” “our company” and “Winsonic Digital Media Group, Ltd.” refer to Winsonic Digital Media Group, Ltd., and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Winsonic Digital Cable Systems Network, Ltd.

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

Merger with Winsonic Digital Cable Systems Network

Winsonic Digital Media Group, Ltd., formerly Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Winsonic Holdings, Ltd. f/k/a Winsonic Digital Cable Systems Network, Ltd. (“Winsonic”) a closely held private company, in an exchange for 8,000,000 shares of the Public Company’s common stock (“Winsonic Transaction”). Prior to the Winsonic Transaction, the Public Company had no operations or assets and; 23,956,138 shares of common stock issued and outstanding. Following the transaction the Company changed its name from Media and Entertainment.com, Inc. to Winsonic Digital Media Group, Ltd. and had 31,956,138 shares of common stock issued and outstanding.

The accounting treatment of the Winsonic Transaction combination was determined by the following considerations:

1. The Public Company was a non-operating public company (having no operations or assets);
2. Additionally, the former sole shareholder and CEO of Winsonic became the controlling shareholder of the combined company, and;
3. The management and operations of the combined company continue to be those of Winsonic,

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. The result of the Winsonic Transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by a private company (Winsonic) for the non-monetary assets of a non-operational public company (Public Company), accompanied by a recapitalization. The accounting for the Winsonic Transaction is similar to that resulting from a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of Winsonic Acquisition. All shares included in the Statement of Stockholders’ Equity have been presented as if the acquisition had occurred at the date of inception, September 10, 2002.

The shares of the Public Company outstanding prior to the merger, (23 million shares) have been shown as a recapitalization of Winsonic as of October 7, 2004.
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

Our corporate headquarters are located at 101 Marietta Street, Suite 2600, Atlanta, GA 30303; telephone no. (404) 230-5705. We also maintain offices at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052, telephone: (702) 492-1282. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service. We maintain network offices at no leasehold cost at the following Level 3 locations: New York, Atlanta, Dallas, Chicago and Los Angeles. Winsonic Cinema and Cyberhollywood.net production offices and hub are located at 8255 Beverly Blvd., Suite 130 Los Angeles, Cal. 90048.

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

During fiscal year 2002, the Company issued stock warrants totaling 990,600 of which 509,600 was issued to four individuals for consulting services, 385,000 was issued to three individuals to settle debt, and 96,000 was issued to six individuals and one company for cash, all with a conversion price of $1.00 per share.. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued stock warrants totaling 820,000 to a company for purchase of computer equipments and infrastructure totaling $1,667,000 which the remaining balance was financed through promissory note payable. The stock warrants can be converted into common shares at a price of $1.00 per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued stock warrants totaling 189,500 of which 87,000 was issued to one individual for consulting services, and 102,500 was issued to four individuals and for cash, all with a conversion price of $1.00 per share. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 6,004,200 shares of common stock to the founder and Chairman / C.E.O. for past services totaling $6,004 or $0.001price per share, as part of the Reverse Merger acquisition on October 7th, 2004. These shares included in the Statement of Stockholders’ Deficit have been recasted as if the acquisition had occurred as of the date of inception, September 10, 2002. We received no cash proceeds and paid no commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment, Inc. These represented shares outstanding of the Public Company as of the date of the merger, and are presented as a recapitalization of Winsonic as of October 7, 2004 (merger acquisition date).

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

During fiscal year 2004, the Company converted 258,000 of outstanding stock warrants into $198,000 of debts and $60,000 of additional paid in capital related to seven individuals and one company.

Pursuant to a Convertible Note and Warrant Purchase Agreement dated November 24, 2004 and December 2004, we sold $815,000 of an aggregate $1, 000,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 20 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 1,164,286 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. The issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In January 2005, we sold the remaining $185,000 of 6% convertible promissory notes and warrants to purchase common stock, pursuant to a Convertible Note and Warrant Purchase Agreement dated December 2004.. In a second round of the same offering, the Company sold an additional $15,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was to the last of 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 285,714 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. We paid no commissions in connection with these sales. We believe the issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated there under.

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

Revenues and Expenses Recognition

The financial statements of Winsonic Media Digital Group, Ltd., have been prepared on the accrual basis in accordance with generally accepted accounting principles. Revenues are recognized when earned and expenses are recognized in the period incurred.

Other Comprehensive Income

A term defined by FAS 130 as the change in equity of an entity during a reporting period that results from transactions and "other events and circumstances from nonowner sources." The "other events and circumstances from nonowner sources" are referred to as "other comprehensive income." Accordingly, comprehensive income is the change in equity during a reporting period that results from the combination of net income and other comprehensive income. See FAS 130 and also see other comprehensive income. The Company has included the imputed interest expenses relating to convertible notes payable embedded derivatives and attached warrants as an item of other comprehensive income. The unrealized gains or losses on the Company's embedded derivative and warrant adjustments, will be reported separately in shareholders' equity as other comprehensive income.

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

For the year ended December 31, 2004 (“Fiscal 2004”) we incurred a net loss of $5,339,000 as compared with a net loss of $1,906,000 during the year ended December 31, 2003 (“Fiscal 2003”).

Total revenues were $25,000 in Fiscal 2004, compared to $33,000 in Fiscal 2003. Cost of Goods Sold, consisting primarily of infrastructure and fiber costs, is $296,000 and $409,000 in Fiscal 2004 and 2003, respectively. The resulting gross loss before remaining expenses is $271,000 in Fiscal 2004 and $376,000 in Fiscal 2003.

Total expenses for Fiscal 2004 were $3,332,000, consisting of vendor & employee stock compensation for services $1,490,000, salary expense $452,000, depreciation expense $342,000, payroll taxes $202,000, legal $174,000, maintenance expense $116,000 and other selling, general and administrative (“SGA”) expenses. Total expenses for Fiscal 2003 was $1,273,000, consisting of consulting fees $281,000, depreciation expense $209,000, rent expense $208,000, salary expense $199,000, professional fees $80,000, and other selling, general and administrative expenses.

In Fiscal 2004, the Company accrued legal settlement costs of $1,020,000 for the Callozo vs. Media & Entertainment.com litigation (previously explained in Item 3 Legal Proceedings), $826,000 in interest expense, and recorded $109,000 of other income primarily due to the forgiveness of debts by vendors.

During Fiscal 2004, an aggregate of 1,980,946 shares of common stock were issued to various persons in exchange for their services, which is included in SGA expenses at a value of $1,490,309. The value of their services is based on the fair market value of the Company’s common stock on the dates of issuance.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $6,092,000, compared to a deficit of $1,562,000 at December 31, 2003.

As of December 31, 2004, we had cash on hand of $437,000. Subsequent thereto, pursuant to a Convertible Note and Warrant Purchase Agreement (“Debt Financing”) dated December 15, 2004, in January 2005 we completed the sale of an aggregate of $1,015,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. Warrants were also issued to purchase 1,450,000 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. The net proceeds of the offering are being used to purchase or lease inventory and equipment, construct or lease facilities, pay salaries, repay indebtedness and for working capital.

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

For Fiscal 2004, we used in operating activities $1,088,000 to sustain the Company. We had $1,525,000 net cash provided by financing activities primarily as a result of the Debt Financing $815,000 and proceeds from loan from a related party $684,000. For Fiscal 2003, we had net cash provided by financing activities of $2,000,000 due to issuances of common stock warrants $1,009,000 and proceeds from note payable $847,000. Fiscal year 2003 also included $2,070,000 net cash used in investing activities with the purchase of fixed assets.

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

We have experienced significant operating losses since we were formed in September 2002. The Company incurred net losses of approximately $5,339,000 and $1,906,000 for the years ended December 31, 2004 and 2003, respectively, and $7,892.000 for the period from inception through December 31, 2004. The Company has recorded total revenues of only $58,000 since inception.

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

The Company’s has limited operating funds and has nominal cash on hand as of August 25, 2005. The Company has an immediate need for funds in order to finance its business operations. At December 31, 2004, the Company had a working capital deficit of approximately $6,092,000.

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

The Company was organized in September 2002. We have a limited operating history upon which an evaluation of our future performance and prospects can be made. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the Internet, which is an evolving industry characterized by intense competition.

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

Winston Johnson, Jon Jannotta and Nana Yalley, our Chairman and CEO, President and Executive Vice President, respectively, and their affiliates and other officers, directors and affiliates of the Company currently own beneficially approximately 45% of the Company’s shares of Common Stock. Therefore, these stockholders will have the ability to elect all of our directors and to control the outcome of all other issues submitted to our stockholders.

You may expect difficulty of trading and obtaining quotations for common stock.

Our Common Stock is currently quoted on the Pink Sheets, LLC. under the symbol “WDMG.” As a result of trading in the over-the-counter market, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of the Common Stock.

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

Our management, with the participation of our Chief Executive Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Rule 13a-15 (e) under the Securities Exchange Act of 1934, requires that disclosure controls and procedures are disclosed by an issuer in the reports that it files or submits. The Act requires information to be accumulated and communicated to the issuer’s management as appropriate to allow timely decisions regarding required disclosure.

The following are the results of the procedures adhered to regarding Winsonic Digital Media Group, Ltd. (a development stage company), yielding the following adjustments and disclosures made to the prior year ended December 31, 2003.

A.
The Company undertook an organizational restructure with the merger of Winsonic Holdings, Ltd. and Winsonic Digital Cable Systems Network with Media and Entertainiment.com, Inc., thus creating Winsonic Digital Media Group, Ltd. The circumstances and transactions of the merger on October 7, 2004 were thoroughly reviewed. The merger was considered a capital transaction in substance, rather than a business combination, resulting in a reverse acquisition for accounting purposes, thereby yielding no recording of goodwill, and called for the proper recording of issuance of 6,004,200 common stock shares to the founder and CEO. Also, as mentioned in Note 1 - Organization and Purpose (on page F-7), the Company considered SAB Topic 4C in disclosing that stockholders deficit and loss per share were retroactively recasted using historical data from Winsonic. The entry to record par value of $6,004 was a credit to common stock and debit to related party-selling, general and administrative expenses as of September 10, 2002 (inception).

B.
Equity transactions, including warrants, paid-in capital, and common stock transactions of the Company were reviewed in detail to ensure proper recording of stockholders deficit. During our review of warrants, paid-in capital, and common stock transactions, it was noted that the Company in 2003 year had incorrectly capitalized a stock issuance for services, rather than expensing the services. The Company has now recorded and disclosed $275,000 as consulting expense in 2003, and reduced the asset by the same amount.

Management, in agreement with the Company’s new independent public accounting firm, De Joya & Company decided that given the complexity of the organization’s restructure, and the fact that the Company is a development stage company, it was appropriate due diligence to review all balance sheet accounts in detail. Management’s due diligence in it’s review procedures and disclosure practices contributed to the detection of one prior year adjustment, and one entry for recastment of shares and restatement of the financial statements for and as of the year ended December 31, 2003 and December 31, 2004.

Each prior period adjustment and related disclosure was appropriately confirmed as correct via a review with the previous auditors, Chavez and Koch, as evidenced in their opinion of their Report of Independent Public Registered Accounting Firm, dated August 16, 2005, filed with the Company’s Form 10-KSB.

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

Summary Compensation Table (1)

		Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Restricted Stock Awards	Shares Underlying Options	All Other Compensation
Winston Johnson CEO	2004 2003 2002	$221,900(2) 199,200(3) - 0 -	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Jon Jannotta Pres	2004 2003 2002	$62,419(3) - 0 - - 0 -	0 0 0	0 0 0	$360,774(4) 0 0	0 0 0	0 0 0

Nana Yalley Executive V.P.	2004 2003 2002	$62,419(3) - 0 - - 0 -	0 0 0	0 0 0	$765,160(5) 0 0	0 0 0	0 0 0

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

(4)
In October 2004, Jon Jannotta was issued 487,532 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic Merger. These shares were fully vested, dividends will be paid on the Shares and they were valued at the then current market price of $360,774.

(5)
In October 2004, Nana Yalley was issued 1,034,000 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic Merger. These shares were fully vested, dividends will be paid on the shares and they were valued at the then current market price of $765,160.

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

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of June 3, 2005, on which date there were 33,806,962 shares outstanding, by:

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

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	The address for each beneficial owner listed in the table, except where otherwise noted, is c/o Winsonic Digital Media Group, Ltd. 101 Peachtree Street, Suite 2600, Atlanta, GA 30303.

Name and Address	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares Owned

Winston Johnson	7,821,700	(1)	23.1%

Jon J. Jannotta	6,208,690		18.4%

Nana Yalley	2,724,988		8.1%

All current directors and executive fficers as a group (3 persons)	16,755,378		49.6%
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

Item 13.	Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated July 16, 2004. (4)

2.1	Agreement and Plan of Reorganization dated, as amended. (7)

3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)

3.2	First Amendment to Amend and Restated Articles of Incorporation. (5)

3.3	By-laws of Media and Entertainment.com, Inc. (2)

10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)

10.2	Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.(3)

10.3	Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd. (3)

Exhibit No.	Description

10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (3)

10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (3)

10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (3)

10.7	Subcontractor Master Consulting Agreement with C12, Inc. (6)

10.8	Joint Marketing and Development Agreement with C12, Inc. (6)

10.9	Modification of the Master Purchase Agreement between C12 and Winsonic Holdings. (6)

10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (7)

10.11	Form of Exchange Agreement. (7)

10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (9)

10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (9)

10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (9)

10.15	Agreement dated March 14, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (9)

10.16
Exchange Agreement dated as of March 15, 2005, by and among Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (9)

Exhibit No.	Description

10.17	Office Services Agreement dated May 12, 2005 by and between Interactive Worldwide Atlanta - 260 Peachtree LLC and Winsonic Digital Media Group.

10.18	Office Subleases and Services Agreements between Crowne Office Suites, Inc. at Peachtree Center and Winsonic Digital Media Group, Ltd. dated December 22, 2004 and January 6, 2005.

10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group.

10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson.

10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta.

10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley.

10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect On August 19, 2004.

10.24	Service schedule for (3) LinkSM Global Wavelength Service - IRU On August 17, 2004.

10.25	Contract with Sun Micro Systems as a Sun iforce Partner On May 27, 2005.

14.1	Code of Business Conduct and Ethics. (3)

16.1	Letter from Chavez and Koch dated March 31, 2005. (8)

*21.1	List of subsidiaries of Registrant.

*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

_________________

(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Incorporated herein by reference to the Registrant’s Form 10-SB filed on January 17, 2001.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(4)	Incorporated herein by reference to the Registrant’s Form 8-K for July 16, 2004.

(5)	Incorporated herein by reference to the Registrant’s Form 8-K for November 24, 2004.

(6)	Incorporated herein by reference to the Registrant’s Form 8-K for December 10, 2004.

(7)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 for July 16, 2004.

(8)	Incorporated herein by reference to the Registrant’s Form 8-K for March 25, 2005.

(9)	Incorporated herein by reference to the Registrant’s Form 8-K for July 7, 2004 filed on March 31, 2005.

(10)	Incorporated herein by reference to the Registrant’s Form 8-K Current Report on Form 8-K/A Amendment No. 2 for July 16, 2004 filed on December 23, 2004.

*Filed herewith.

  (b)    Reports on Form 8-K.

1.	Current Report on Form 8-K/A Amendment No. 1 for July 16, 2004 filed on October 15, 2004.

2.	Current Report on Form 8-K for December 10, 2004 filed on December 16, 2004.

3.	Current Report on Form 8-K for December 3, 2004 filed on December 8, 2004.

4.	Current Report on Form 8-K for November 24, 2004 filed on November 29, 2004.

5.	Current Report on Form 8-K for November 5, 2004 filed on November 9, 2004.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed by our independent auditors, Chavez & Koch, Business Consultants and CPA’s, Ltd., for each of our last two fiscal years are as follows:

	2004		2003
Audit Fees		$11,338 (1)		$9,300
Audit-Related Fees	$	- 0 -	$	- 0 -
Tax Fees	$	- 0 -	$	- 0 -
All Other Fees	$	- 0 -	$	- 0 -

(1)
Does not include audit fees to be paid in 2005 to the Company’s current auditors, DeJoya & Company for the audit of the Company’s financial statements for December 31, 2004, but does include fees related to the May 31, 2004, December 31, 2003 & December 31, 2002 audit from the previous auditors, Chavez & Koch.

We do not have audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.

By:	/s/ Winston Johnson
Winston Johnson Chief Executive Officer

Date: November 7, 2005

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board, and Chief Executive Officer, Principal Executive
Winston Johnson	and Financial Officer and Director	November 7, 2005

Jon J. Jannotta	President and Director	November 7, 2005

Nana Yalley	Executive Vice President, Director	November 7, 2005

WINSONIC DIGITAL MEDIA GROUP, LTD.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 & 2003 (Restated)

CONTENTS

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations and Accumulated Deficit	F-2

Statements of Changes in Stockholders’ Equity (Deficit)	F-3-F-5

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS:	F-7-F-21

De Joya & Company
Certified Public Accountants & Consultants
2425 W. Horizon Ridge Parkway
Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have audited the accompanying balance sheet of Winsonic Digital Media Group, Ltd. as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year the ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Winsonic Digital Media Group, Ltd. as of and for the year ended December 31, 2003. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2003, is based solely on the report of the other auditors.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and accumulated deficit of $7,892,232, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(Restated)
ASSETS

ASSETS:

Current assets:

Cash	$436,749	$-
Due from stockholder - related party	-	23,227
Deposit	82,490	60,000
Total current assets	519,239	83,227

Fixed assets:
Computer equipment	1,577,269	1,577,269
Infrastructure	320,000	320,000
Software	160,000	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(550,955)	(208,600)
Total fixed assets	1,519,354	1,861,709

TOTAL ASSETS	$2,038,593	$1,944,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,514,625	$1,227,949
Bank overdraft	-	4,205
Accrued payroll and related taxes	781,575	249,000
Legal settlement liabilities	1,020,000	-
Loans payable	357,506	158,529
Loan payable -related party	683,726	-
Note payable to related party	-	5,450
Note payable - Digital Services International, Inc.	847,000	-
Accrued interest on notes payable	101,640	-
Derivative liability related to convertible debentures	652,254	-
Warrant liability related to convertible debentures	614,609	-
Convertible debentures	37,871	-
Total current liabilities	6,610,806	1,645,133

Long-Term liabilities:
Notes payable - Digital Services International, Inc.	-	847,000
Total long-term liabilities	-	847,000

TOTAL LIABILITIES	6,610,806	2,492,133

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,620,884 and 6,004,000 shares issued and
outstanding at December 31, 2004 and 2003, respectively	33,621	6,004
Additional paid-in capital	2,918,261	-
Warrants for common stock, $1.00 per share	820,000	2,000,100
Comprehensive income (loss)	(451,863)	-
Accumulated deficit during development stage	(7,892,232)	(2,553,301)
Total stockholders' deficit	(4,572,213)	(547,197)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,038,593	$1,944,936

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 (Restated)
AND FROM INCEPTION TO DECEMBER 31, 20

	For the year ended December 31,		Inception to
	2004	2003	December 31, 2004
		(Restated)

REVENUE	$25,000	$32,811	$57,811

COST OF GOODS SOLD	296,120	409,166	707,956

GROSS PROFIT	(271,120)	(376,355)	(650,145)

EXPENSES:
Selling, general and administrative	1,516,584	865,315	3,020,642
Selling, general and administrative, related party	346,738	199,200	551,942
Consulting Services - related party	1,125,934	-	1,125,934
Depreciation and amortization expense	342,355	208,600	550,955
Total expenses	3,331,611	1,273,115	5,249,473

OPERATING INCOME (LOSS)	(3,602,731)	(1,649,470)	(5,899,618)

OTHER INCOME/(EXPENSES):
Interest expense	(825,924)	(232,398)	(1,058,322)
Legal Settlement Costs	(1,020,000)	-	(1,020,000)
Interest income	257	-	257
Other income(expenses)	109,467	(24,016)	85,451
Total other income/(expenses)	(1,736,200)	(256,414)	(1,992,614)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,338,931)	(1,905,884)	(7,892,232)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,338,931)	$(1,905,884)	$(7,892,232)

Basic weighted average number of
common shares outstanding	8,787,258	6,004,200

Net loss per basic and diluted common share	$(0.61)	$(0.32)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

								Accumulated
							Other	Deficit
					Additional		Comprehensive	During	Total
	Preferred Stock		Common Stock		Paid-in		Income	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	(Loss)	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-			$-	$-

Reverse Merger - ReAcquisition of all outstanding shares
of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-					-

Issuance of common stock to founder for services		-	6,004,200	6,004	-				6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-	-		6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600		-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500		-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-		-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-		-	573,500

Exercise of stock warrants for common stock, $1.00
price per share	-	-	921,600	922	920,678	(921,600)		-	-

Conversion of stock warrants to debt	-	-	-	-	60,000	(258,500)		-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-		-	(99,531)

Adjust derivative and warrant liability to fair value
of underlying securities at December 31, 2004	-	-	-	-	-	-	(451,863)	-	(451,863)
	-	-	-	-	-	-		-	-

Net loss	-	-	-	-	-	-	-	(5,338,931)	(5,338,931)

Balance, December 31, 2004	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$(451,863)	$(7,892,232)	$(4,572,213)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders' Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003 (Restated)
AND FROM INCEPTION TO DECEMBER 31, 2004

	For the year ended December 31,		Inception to
	2004	2003	December 31, 2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,338,931)	$(1,905,884)	$(7,886,228)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	342,355	208,600	550,955
Accretion of principal and interest related
to convertible debentures	37,871		37,871
Stock based compensation	1,490,809	-	1,490,809
Change in operating assets and liabilities:
Decrease in due from stockholder	23,227	289,673	-
(Increase) decrease in deposit	(22,490)	14,405	(82,490)
Increase (decrease) in bank overdraft	(4,205)	4,205	-
Increase in accounts payable and accrued expenses	728,645	1,207,038	1,758,094
Increase accrued payroll and related taxes	532,575	199,200	781,575
Increase in legal settlement liabilities	1,020,000	-	1,020,000
Increase in interest payable	101,640	-	101,640
Net cash provided by (used in) operating activities	(1,088,504)	17,237	(2,227,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,070,309)	(2,070,309)
Net cash used in investing activities	-	(2,070,309)	(2,070,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	31,977	138,529	389,006
Proceeds from loan payable - related party	683,726	-	683,726
Proceeds fron note payable - related party	-	5,450	5,450
Payment on note payable - related party	(5,450)	-	(5,450)
Proceeds from note payable - Digital Services
International, Inc.	-	847,000	847,000
Proceeds from convertible debentures	815,000	-	815,000
Proceeds from warrants from common stock	-	1,009,500	2,000,100
Net cash provided by financing activities	1,525,253	2,000,479	4,734,832

NET INCREASE (DECREASE) IN CASH	436,749	(52,593)	436,749

CASH, BEGINNING OF PERIOD	-	52,593	-

CASH, END OF PERIOD	$436,749	$-	$436,749

SUPPLEMENTARY INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

NOTE 1 - ORGANIZATION AND PURPOSE

Winsonic Digital Media Group, Ltd., formerly Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Winsonic Holdings, Ltd. f/k/a Winsonic Digital Cable Systems Network, Ltd. (“Winsonic”) a closely held private company, in an exchange for 8,000,000 shares of the Public Company’s common stock (“Winsonic Transaction”). Prior to the Winsonic Transaction, the Public Company had no operations or assets and; 23,956,138 shares of common stock issued and outstanding. Following the transaction the Company changed its name from Media and Entertainment.com, Inc. to Winsonic Digital Media Group, Ltd. and had 31,956,138 shares of common stock issued and outstanding.

The accounting treatment of the Winsonic Transaction combination was determined by the following considerations:

1. The Public Company was a non-operating public company (having no operations or assets);
2. Additionally, the former sole shareholder and CEO of Winsonic became the controlling shareholder of the combined company, and;
3. The management and operations of the combined company continue to be those of Winsonic,

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. The result of the Winsonic Transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by a private company (Winsonic) for the non-monetary assets of a non-operational public company (Public Company), accompanied by a recapitalization. The accounting for the Winsonic Transaction is similar to that resulting from a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of Winsonic Acquisition. All shares included in the Statement of Stockholders’ Equity have been presented as if the acquisition had occurred at the date of inception, September 10, 2002 of Winsonic.

The shares of the Public Company outstanding prior to the merger, (23 million shares) have been shown as a recapitalization of Winsonic as of October 7, 2004

As part of the Agreement and Plan of Reorganization the Public Company issued a total of 8 million shares of it common stock. Of these 8 million shares, approximately 2 million shares were issued to various creditors of the private company in accordance with exchange agreements between those creditors and the private company.

The Warrants issued to the Warrantholders included a conversion feature wherein the Warrantholders may convert their warrants into common stock at an exchange price of $1.00 per share.

The Company is a media distribution solutions company., The Company primarily offers media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network WinSonic Digital Cable Systems Network (WDCSN) enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in four financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. The balance in one account has a balance of $427, 135, and therefore the account has an uninsured balance of $327,135 as of December 31, 2004.

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

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2004: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 63%; and weighted-average expected life of the option of two years. There were no stock options for the year ending December 31, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The Company’s pro forma information follows:

	December 31,	December 31,
	2004	2003 (Restated)
Pro forma net (loss) income applicable
to common shareholders	$(5,471,432)	$(1,905,884)

Pro forma net (loss) income applicable
to common shareholders per share:
Basic and fully diluted	$0.62)	$(0.32)

A summary of the Company’s stock option activity follows:

	December 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding -
beginning of year	0	$0	0	$0

Granted	3,000,000	1.00	0	0

Exercised	--	--	--	--

Cancelled	--	--	--	--

Outstanding -
end of year	3,000,000	$1.00	0	$0

Exercisable - end of year	750,000	$1.00	--	--

Other Comprehensive Income

A term defined by FAS 130 as the change in equity of an entity during a reporting period that results from transactions and "other events and circumstances from nonowner sources." The "other events and circumstances from nonowner sources" are referred to as "other comprehensive income." Accordingly, comprehensive income is the change in equity during a reporting period that results from the combination of net income and other comprehensive income. See FAS 130 and also see other comprehensive income. The Company has included the imputed interest expenses relating to convertible notes payable embedded derivatives and attached warrants as an item of other comprehensive income. The unrealized gains or losses on the Company's embedded derivative and warrant adjustments will be reported separately in shareholders' equity as other comprehensive income.

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

Depreciation expense for the years ended December 31, 2004 and December 31, 2003 was $342,355 and $208,600, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ", long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

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

During fiscal year 2002, the Company issued stock warrants totaling 990,600 of which 509,600 warrants were issued to four individuals for consulting services, 385,000 warrants were issued to three individuals to settle debt, and 96,000 warrants were issued to six individuals and one company for cash, all with a conversion price of $1.00 per share.

During fiscal year 2003, the Company issued 820,000 warrants exercisable at $1.00 per share to a company for purchase of computer equipments and infrastructure valued at $1,667,000. The remaining balance of $847,000  has been financed through promissory note payable, see Note 11. The stock warrants can be converted into common shares at a price of $1.00 per share

During fiscal year 2003, the Company issued stock warrants totaling 189,500 of which 87,000 was issued to one individual for consulting services, and 102,500 was issued to four individuals and for cash, all with a conversion price of $1.00 per share.

The Company issued 6,004,200 shares of common stock to the founder and Chairman / C.E.O. as part of the Agreement and Plan of Reorganization on October 7, 2004. The issue has been accounted for as a part of the “B” reorganization wherein the Public Company acquired control of the Private Company. The shares have been recast back to inception for accounting purposes on our financial statements.

During fiscal year 2004 as discussed in Note 1, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment, Inc. These shares represent issued and outstanding shares of the Public Company prior to the merger, and have reflected as a recapitalization of of Winsonic as of October 7, 2004 (date of merger).

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

During fiscal year 2004, the Company converted 258,000 of outstanding stock warrants into $198,000 of debts and $60,000 of additional paid in capital related to seven individuals and one company.

Stock Warrants

Certain stock warrants have been issued in exchange of cash proceeds, services and fixed assets at a conversion price of $1.00 per common share. These stock warrants have a life of three years.

The following table summarizes the Company’s stock warrants activity with a conversion price of $1.00:

	Number of	Exercise
	Warrants	Price
Balance, September 10, 2002 (Inception)	--	$--
Warrants issued	990,600	1.00
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2002	990,600	1.00
Warrants issued	1,009,500	1.00
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2003	2,000,100	1.00
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	(1,180,100)	(1.00)
Balance, December 31, 2004	820,000	$1.00

Certain detachable stock warrants have been granted related to convertible dentures discussed in Note 10.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of	Exercise
	Warrants	Price
Balance, September 10, 2002 (Inception)	--	$--
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2002	--	--
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2003	--	--
Warrants issued	1,164,286.70
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2004	1,164,286	$.70

NOTE 4 - RELATED PARTY TRANSACTIONS

Officer’s compensation for services was $346,738 and $199,200 and was included in general and administrative expenses, related party, as of December 31, 2004 and 2003, respectively.

Two individuals who acted as consultants prior to becoming officers of Winsonic received a total of 1,521,532 shares of common stock value at $1,125,934 for consulting services regarding the merger. This value was included as consulting expense in the statements of operations for the year ended December 31, 2004.

During 2003 the Company received a loan with a current balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to these notes. During 2004, the loan of $36, 419 was forgiven, and included in current period operating results. Related interest accrued of $29,706 was also included in the current period operating results.

As of December 31, 2004 the Company has a loan payable totaling $683,726 to the, C.E.O., consisting of principal of $600,000 due September 3, 2004 (past due maturity), plus 80,000 shares of common stock valued at $64,000, both payable to maker of the note. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the Note balance of $683,726 is $19,726 as of December 31, 2004.

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly 900,000 shares of common stock as well as $120,000 of attorney fees are charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of July 18, 2005, neither the 900,000 shares of common stock for each of Messrs Collazo and Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively.

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

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $7,892,232 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 9 - Loans Payable

The Company has loans outstanding of $357,506 and $158,529 as of December 31, 2004 and 2003, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The loans payable to individuals consist of:

	2004	2003
Eight convertible subordinated promissory notes, due in October 2004, convertible into shares of common stock at any time prior to maturity. The conversion options were not excercised.	198,500	-

A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the $114,780 amount is $6,780 as of December 31, 2004.	114,780	108,000

A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the $44,226 amount is $4,226 as of December 31, 2004.	44,226	40,000

A loan containing principal of $9,529 with no stated interest rate, repayment terms or maturity date.	-	9,529

A loan containing principal of $1,000 with no stated interest rate, repayment terms or maturity date.	-	1,000
	$357,506	$158,529
Less: Current Portion	(357,506)	(158,529)

Total Loans Payable, less current portion	$0	$0

Included in the above values is $30,732 of accrued interest as of December 31, 2004.

NOTE 10 - CONVERTIBLE DEBENTURES

During December, 2004 the Company received proceeds of $815,000 from a Convertible Note and Warrant Purchase Agreement [“the Agreement”]. The offering was made to 21 accredited investors. The Convertible Note including interest of 6% were due on December 15, 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the Convertible Note agreement, included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $.70 per share (1,164,287 shares of common stock), thru December 15, 2007.

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note payable (included in the current liabilities as a “derivative liability”.

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between the convertible debt and the detachable warrant based upon the relative fair market values on the date proceeds were received (December 15, 2004).
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture, are accrued as adjustments to the liabilities at December 31, 2004.

•
The expense relating to the increase in the fair value of the company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the company’s balance sheet.

•	Accreted interest and principal of $37,871 as of December 31, 2004.

The following table summarizes the various components of the convertible debentures as of December 31, 2004:

Convertible debentures	$37,871
Warrant liability	614,609
Derivative liability	652,254
1,304,734
Less: Adjustment of derivative and
warrant liability to fair value	(451,863)
Accretion of principal and interest related
to convertiblie debenture	(37,871)
Plus: accrued interest	2,244
Total convertible debentures	$817,244

Convertible debentures proceeds received and accrued interest earned consist of the following at December 31, 2004 and December 31, 2003:

	2004	2003

Twenty-one convertible subordinated promissory notes at 6% annual interest, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest and principal are due at the earlier of the maturity date, pre-payment date, or conversion date.	$817,244	$-
		-

	817,244	-

Less: Unamortized Discount	(0)	-

Total debt	817,244	-

Less: current portion	(817,244)	-

Convertible debentures, less current portion	$0	$0

Included in the above values is $2,244 of accrued interest related to the convertible notes as of December 31, 2004.

NOTE 11 - NOTE PAYABLE

On January 27, 2003, the Company purchased fixed assets valued at $1,667,000 in the form of computer equipment and digital network infrastructure from an unrelated corporation [“the Seller”]. The purchase was completed by execution of a 45 day note payable to the seller in the amount of $847,000 and issuance of warrants to purchase 820,000 shares of the Company’s common stock, executable over the succeeding 3 years at $1 per share.

As of December 31, 2004 and 2003 the note has not been paid and is included in the current liabilities. While the Company has not met the terms of payment included in the 45 day note, both the Seller and the Company are proactively working toward a renegotiation of the note agreement. Additionally, while the Company and the Seller have been involved in negotiating the new note agreement, the Company has accrued imputed interest expense of 6%, amounting to $50,820 during both 2004 and 2003.

NOTE 12 - RESTATEMENT OF FISCAL YEAR 2003

Restatement

During year ended December 31, 2003, the Company had incorrectly capitalized consulting and financial services valued at $275,000, rather than expensing the services.  As a result, the Company has now recorded additional consulting expense in 2003, and reduced the asset by $275,000.

The total restatement recorded to 2003 increased the net loss by $275,000, which resulted in a restated accumulated deficit of $2,553,301.for the period ended December 31, 2003.

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

The companies intend to enter into an operating agreement pursuant to which they will share all net revenues on a 50/50 basis generated from subscriber fees, less all net costs, such as regulatory and interconnection fees. NATVN will provide the Company with up to two minutes of commercial airtime, per hour, per day, on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. The Company will provide its expertise and guidance to NATVN in obtaining and filing all permits and licenses required. The companies have signed a Stock Purchase Agreement, under which the Company issued 1,670,000 shares of common stock valued at approximately $1.20 per share, or $2 million. In return, NATVN issued to the Company 4 million shares of its common stock valued at $.50 per share, or $2 million.

Convertible Notes Payable and Debentures
In January 2005, pursuant to a Convertible Note and Warrant Purchase Agreement, the Company sold the remaining $185,000 of an aggregate of $1,000,000 of 6% convertible promissory notes and warrants to purchase common stock. In a second round of the same offering, the Company sold an additional $15,000 of 6% convertible promissory notes and warrants to purchase common stock. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. The warrants are convertible at the lower of $.70 per share or 15% below market.

Winsonic Digital Media Group, LTD.

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