Form 10KSB/A
period 2004-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-03-09
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 4

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

The aggregate market value of the issuer’s common stock held by non-affiliates as of December 16, 2005, was approximately $5,392,000. On such date, the closing price for the issuer’s common stock, as quoted on the Pink Sheets, LLC, was $0.29

The issuer had 33,806,962 shares of common stock outstanding as of December 16, 2005.

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

Pursuant to a Convertible Note and Warrant Purchase Agreement dated November 24, 2004 and December 2004, we sold $815,000 of an aggregate $1,015,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 20 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 1,164,286 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. The issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In January 2005, we sold the remaining $200,000 of 6% convertible promissory notes and warrants to purchase common stock, pursuant to a Convertible Note and Warrant Purchase Agreement dated December 2004.. In a second round of the same offering, the Company sold an additional $15,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was to the last of 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. The warrants related to this debt were issued to purchase 285,714 shares of common stock and are exercisable until December 15, 2007 at $.70 per share. We paid no commissions in connection with these sales. We believe the issuance of such securities was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated there under.

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

For the year ended December 31, 2004 (“Fiscal 2004”) we incurred a net loss of $5,791,000 as compared with a net loss of $1,906,000 during the year ended December 31, 2003 (“Fiscal 2003”).

Total revenues were $25,000 in Fiscal 2004, compared to $33,000 in Fiscal 2003. Cost of Goods Sold, consisting primarily of infrastructure and fiber costs, is $296,000 and $409,000 in Fiscal 2004 and 2003, respectively. The resulting gross loss before remaining expenses is $271,000 in Fiscal 2004 and $376,000 in Fiscal 2003.

Total operating expenses for Fiscal 2004 were $3,332,000, consisting of selling, general and administrative (SG&A) of $1,517,000, SG&A for related parties was $346,000, consulting services with related parties was $1,126,000, and depreciation and amortization expense of $342,000. Total operating expenses for Fiscal 2003 were $1,273,000, consisting of selling, general and administrative (SG&A) of $865,000, SG&A for related parties was $199,000, consulting services with related parties was $0, and depreciation and amortization expense was $209,000. For 2004 our net loss before interest expenses, taxes, and other income and expenses was approximately $3,603,000 compared to approximately $1,650,000 in 2003.

In Fiscal 2004, the Company accrued legal settlement costs of $1,020,000 for the Callozo vs. Media & Entertainment.com litigation (previously explained in Item 3 Legal Proceedings), $826,000 in interest expense, and recorded $109,000 of other income primarily due to the forgiveness of debts by vendors. In 2003 the Company did not experience any charges for legal settlement costs, and incurred interest expenses of approximately $232,000. Additionally in 2004 the company recorded an Unrealized Loss of approximately $452,000 on the adjustment in the derivative and warrant liability associated with a convertible debenture issued by the company in December of 2004. Further information on the convertible debenture and the derivative liability is explained in Note 10 to the Financial Statements.

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

As of December 31, 2004, we had cash on hand of $437,000. Subsequent thereto, pursuant to a Convertible Note and Warrant Purchase Agreement (“Debt Financing”) dated December 15, 2004, in January 2005 we completed the sale of an aggregate of $1,015,000 of 6% convertible promissory notes and warrants to purchase common stock. The offering was made to 21 accredited investors. The notes are due the earlier of December 15, 2005, or upon the occurrence of certain events. They are convertible at the lower of $.70 per share or 15% below market. Warrants were also issued to purchase 1,450,000 shares of common stock and are exercisable until December 15, 2007 at $0.70 per share. The net proceeds of the offering are being used to purchase or lease inventory and equipment, construct or lease facilities, pay salaries, repay indebtedness and for working capital.

For Fiscal 2004, we used in operating activities $1,089,000 cash to sustain the Company. We had $1,525,000 net cash provided by financing activities primarily as a result of the Debt Financing of $815,000 and proceeds from loan from a related party of $684,000, and a non-related party loan of $32,000. For Fiscal 2003, we had net cash provided by financing activities of $2,000,000 due to issuances of common stock payables for $1,009,000 and proceeds from note payable $847,000, and a non-related party loan of $139,000. Fiscal year 2003 also included $2,070,000 net cash used in investing activities with the purchase of fixed assets.For Fiscal 2004, we experienced a net increase in cash of $437,000 compared with a decrease in cash of $4,000 for Fiscal 2003.

Our ability to implement our business plan is dependent upon expanding our current revenues from sales of our products and services, and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their audit report, dated August 16, 2005 (except for Note 10, 12 and 13, December 16, 2005), that there is substantial doubt about our ability to continue as a going concern without additional financing and achieving and maintaining profitable operations.

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

We have experienced significant operating losses since we were formed in September 2002. The Company incurred net losses of approximately $5,791,000 and $1,906,000 for the years ended December 31, 2004 and 2003, respectively, and $8,344,000 for the period from inception through December 31, 2004. The Company has recorded total revenues of only $58,000 since inception.

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

Effective on March 1, 2006, De Joya & Company, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company's financial statements resigned.  The Registrant has been notified that De Joya & Company has decided to withdraw from the Public Company Auditing Oversight Board and will no longer be performing public company audits.

De Joya & Company audited the Company's financial statements for the fiscal year ended December 31, 2004. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for the period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2004 and preceding such change, there were no disagreements with De Joya & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal year ended December 31, 2004 and the period preceding such change

On March 3, 2006, the Company engaged De Joya Griffith & Company, LLC as its independent registered public accounting firm to review the Company's unaudited financial statements for the quarter periods ended March 31, 2005, June 30, 2005 and September 30, 2005. During the fiscal year ended December 31, 2004 and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

Management, in agreement with the Company’s independent registered public accounting firm, De Joya & Company decided that given the complexity of the organization’s restructure, and the fact that the Company is a development stage company, it was appropriate due diligence to review all balance sheet accounts in detail. Management’s due diligence in it’s review procedures and disclosure practices contributed to the detection of one prior year adjustment, and one entry for recastment of shares and restatement of the financial statements for and as of the year ended December 31, 2003 and December 31, 2004.

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

Summary Compensation Table (1)

			Annual Compensation				Long-Term Compensation
							Awards
Name and Principal Position	Year		Salary		Bonus	All Other Compensation	Restricted Stock Awards		Shares Underlying Options	All Other Compensation

Winston	2004		$221,900	(2)	0	0	0		0	0
Johnson	2003		199,200	(3)	0	0	0		0	0
CEO	2002	$	- 0 -		0	0	0		0	0

Jon	2004		$62,419	(3)	0	0	$360,774	(4)	0	0
Jannotta	2003	$	- 0 -		0	0	0		0	0
Pres	2002	$	- 0 -		0	0	0		0	0

Nana	2004		$62,419	(3)	0	0	$765,160	(5)	0	0
Yalley	2003	$	- 0 -		0	0	0		0	0
Executive V.P.	2002	$	- 0 -		0	0	0		0	0

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

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	The address for each beneficial owner listed in the table, except where otherwise noted, is c/o Winsonic Digital Media Group, Ltd. 101 Peachtree Street, Suite 2600, Atlanta, GA 30303.

Name and Address	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares Owned

Winston Johnson	8,004,200	(1)	23.7%

Jon J. Jannotta	3,354,960		9.9%

Nana Yalley	3,760,988		11.1%

All current directors and executive officers as a group (3 persons)	15,120,148		44.7%
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

WINSONIC DIGITAL MEDIA GROUP, LTD.

Date: March 9, 2006	By:	/s/ Winston Johnson
Winston Johnson
Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Winston Johnson
Winston Johnson	Chairman of the Board, and Chief Executive Officer, Principal Executive and Financial Officer and Director	March 9, 2006
/s/ Jon J. Jannotta
Jon J. Jannotta	President and Director	March 9, 2006

/s/ Eric Young
Eric Young	Chief Financial Officer and Director	March 9, 2006

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

AUDITED FINANCIAL STATEMENTS (RESTATED)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 & 2003

CONTENTS

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations and Accumulated Deficit	F-2

Statements of Changes in Stockholders’ Equity (Deficit)	F-3---F-5

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS:	F-7---F-21

De Joya & Company
Certified Public Accountants & Consultants
2425 W. Horizon Ridge Parkway
Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have audited the accompanying balance sheet of Winsonic Digital Media Group, Ltd. as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year the ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Winsonic Digital Media Group, Ltd. as of and for the year ended December 31, 2003 and for the period from September 10, 2002 (Inception) through December 31, 2003. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winsonic Digital Media Group, Ltd. as of December 31, 2004, and the results of its operations and cash flows for the year the ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and accumulated deficit of $8,344,095, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 for a correction of error related to the treatment of the convertible debentures.

/s/ De Joya & Company

De Joya & Company
August 16, 2005 (except for Note 10, 12 and 13, December 16, 2005)
Henderson, Nevada

Telephone (702) 563-1600   ●    Facsimile (702) 920-8049

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

Chavez & Koch, CPA’s

August 16, 2005
Henderson, Nevada

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2004 & 2003
(Restate)
	2004	2003
	(Restated)	(Restated)
ASSETS

ASSETS:

Current assets:
Cash	$436,749	$-
Due from stockholder - related party	-	23,227
Deposit	82,490	60,000
Total current assets	519,239	83,227

Fixed assets:
Computer equipment	1,577,269	1,577,269
Infrastructure	320,000	320,000
Software	160,000	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(550,955)	(208,600)
Total fixed assets	1,519,354	1,861,709

TOTAL ASSETS	$2,038,593	$1,944,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,514,625	$1,227,949
Bank overdraft	-	4,205
Accrued payroll and related taxes	781,575	249,000
Legal settlement liabilities	1,020,000	-
Loans payable	357,506	158,529
Loan payable -related party	683,726	-
Note payable to related party	-	5,450
Note payable - Digital Services International, Inc.	847,000	-
Accrued interest on notes payable	101,640	-
Derivative liability related to convertible debentures	652,254	-
Warrant liability related to convertible debentures	614,609	-
Convertible debentures	37,871	-
Total current liabilities	6,610,806	1,645,133

Long-Term liabilities:
Notes payable - Digital Services International, Inc.	-	847,000
Total long-term liabilities	-	847,000

TOTAL LIABILITIES	6,610,806	2,492,133

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,620,884 and 6,004,000 shares issued and
outstanding at December 31, 2004 and 2003, respectively	33,621	6,004
Additional paid-in capital	2,918,261	-
Common stock payable, $1.00 per share	820,000	2,000,100
Accumulated deficit during development stage	(8,344,095)	(2,553,301)
Total stockholders' deficit	(4,572,213)	(547,197)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,038,593	$1,944,936

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 && 2003
AND FROM INCEPTION TO DECEMBER 31, 2004
(Restated)

	For the year ended December 31,		Inception to
	2004	2003	December 31, 2004
	(Restated)	(Restated)	(Restated)

REVENUE	$25,000	$32,811	$57,811

COST OF GOODS SOLD	296,120	409,166	707,956

GROSS PROFIT	(271,120)	(376,355)	(650,145)

EXPENSES:
Selling, general and administrative	1,516,584	865,315	3,020,642
Selling, general and administrative, related party	346,738	199,200	551,942
Consulting Services - related party	1,125,934	-	1,125,934
Depreciation and amortization expense	342,355	208,600	550,955
Total expenses	3,331,611	1,273,115	5,249,473

OPERATING INCOME (LOSS)	(3,602,731)	(1,649,470)	(5,899,618)

OTHER INCOME/(EXPENSES):
Interest expense	(825,924)	(232,398)	(1,058,322)
Unrealized loss on adjustment of derivative and warrant
liability to fair value of underlying securities	(451,863)	-	(451,863)
Legal Settlement Costs	(1,020,000)	-	(1,020,000)
Interest income	257	-	257
Other income(expenses)	109,467	(24,016)	85,451
Total other income/(expenses)	(2,188,063)	(256,414)	(2,444,477)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,790,794)	(1,905,884)	(8,344,095)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,790,794)	$(1,905,884)	$(8,344,095)

Basic weighted average number of
common shares outstanding	8,787,258	6,004,200

Net loss per basic and diluted common share	$(0.66)	$(0.32)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Restated)

							Accumulated
						Common	Deficit During	Total
	Preferred Stock		Common Stock		Additional	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-		$-	$-

Reverse Merger - ReAcquisition of all outstanding shares
of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-				-

Issuance of common stock to founder for services		-	6,004,200	6,004	-			6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-		6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	990,600

Net loss	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	1,009,500

Net loss	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-	-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	573,500

Issuance of common stock, $1.00
price per share	-	-	921,600	922	920,678	(921,600)	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	(99,531)

Net loss	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$(8,344,095)	$(4,572,213)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders' Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD. COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 && 2003 AND FROM INCEPTION TO DECEMBER 31, 2004
(Restated)

	For the year ended December 31,		Inception to
	2004	2003	December 31, 2004
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,790,794)	$(1,905,884)	$(8,338,091)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	342,355	208,600	550,955
Accretion of principal and interest related
to convertible debentures	37,871		37,871
Unrealized loss on adjustment of derivative and
warrant liability to fair value of underlying securities	451,863		451,863
Stock based compensation	1,490,809	-	1,490,809
Change in operating assets and liabilities:
Decrease in due from stockholder	23,227	289,673	-
(Increase) decrease in deposit	(22,490)	14,405	(82,490)
Increase (decrease) in bank overdraft	(4,205)	4,205	-
Increase in accounts payable and accrued expenses	728,645	1,207,038	1,758,094
Increase accrued payroll and related taxes	532,575	199,200	781,575
Increase in legal settlement liabilities	1,020,000	-	1,020,000
Increase in interest payable	101,640	-	101,640
Net cash provided by (used in) operating activities	(1,088,504)	17,237	(2,227,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,070,309)	(2,070,309)
Net cash used in investing activities	-	(2,070,309)	(2,070,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	31,977	138,529	389,006
Proceeds from loan payable - related party	683,726	-	683,726
Proceeds fron note payable - related party	-	5,450	5,450
Payment on note payable - related party	(5,450)	-	(5,450)
Proceeds from note payable - Digital Services
International, Inc.	-	847,000	847,000
Proceeds from convertible debentures	815,000	-	815,000
Proceeds from warrants from common stock	-	1,009,500	2,000,100
Net cash provided by financing activities	1,525,253	2,000,479	4,734,832

NET INCREASE (DECREASE) IN CASH	436,749	(52,593)	436,749

CASH, BEGINNING OF PERIOD	-	52,593	-

CASH, END OF PERIOD	$436,749	$-	$436,749

SUPPLEMENTARY INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The Company is a media distribution solutions company. The Company primarily offers media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network WinSonic Digital Cable Systems Network (WDCSN) enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in four financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. The balance in one account has a balance of $427,135, and therefore the account has an uninsured balance of $327,135 as of December 31, 2004.

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

During fiscal year 2003, the Company incurred common stock payable of $820,000 for shares of stock valued at $1.00 per share to a company for purchase of computer equipments and infrastructure valued at $1,667,000. The remaining balance of $847,000 has been financed through promissory note payable, see Note 11.

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

During fiscal year 2004 as discussed in Note 1, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment, Inc. These shares represent issued and outstanding shares of the Public Company prior to the merger, and have reflected as a recapitalization of Winsonic as of October 7, 2004 (date of merger).

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

The following table summarizes the Company’s stock warrants activity with a conversion price of $1.00:
	Number of	Exercise
	Warrants	Price

Balance, September 10, 2002 (Inception)	--	$--
Warrants issued	990,600	1.00
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2002	990,600	1.00
Warrants issued	1,009,500	1.00
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2003	2,000,100	1.00
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	(1,180,100)	(1.00)

Balance, December 31, 2004	820,000	$1.00

Certain detachable stock warrants have been granted related to convertible dentures discussed in Note 10.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of	Exercise
	Warrant	Price

Balance, September 10, 2002 (Inception)	--	$--
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2002	--	--
Warrants issued	--	--
Warrants canceled/expired	--	--
Warrants exercised	--	--
Balance, December 31, 2003	--	--
Warrants issued	1,164,286.70
Warrants canceled/expired	--	--
Warrants exercised	--	--

Balance, December 31, 2004	1,164,286	$.70

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

During 2003, the Company received a loan with a current balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to these notes. During 2004, the loan of $36, 419 was forgiven, and included in current period operating results. Related interest accrued of $29,706 was also included in the current period operating results.

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

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $8,344,095 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following at December 31:

	2004	2003

Computer Equipment	$1,577,269	$1,577,269
Infrastructure	320,000	320,000
Software	160,000	160,000
Furniture & Fixtures	13,040	13,040
	2,070,309	2,070,309

Less: Accumulated Depreciation	(550,955)	(208,600)

Total Property and Equipment, Net	$1,519,354	$1,861,709

Depreciation expense was $342,355 and $208,600 for 2004 and 2003, respectively.

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
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures, are accrued as adjustments to the liabilities at December 31, 2004.

•
The expense relating to the increase in the fair value of the company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the company’s balance sheet.

•	Accreted interest and principal of $35, 727 (plus accrued interest of $2,144) as of December 31, 2004.

The following table summarizes the various components of the convertible debentures as of December 31, 2004:

Convertible debentures	$37,871
Warrant liability	614,609
Derivative liability	652,254
1,304,734
Less: Adjustment of derivative and
warrant liability to fair value	(451,863)
Accretion of principal and interest related
to convertiblie debenture	(37,871)
Plus: accrued interest	2,144

Total convertible debentures	$817,14

Convertible debentures proceeds received and accrued interest earned consist of the following at December 31, 2004 and December 31, 2003:

	2004	2003

Twenty-one convertible subordinated promissory notes at 6% annual interest, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest and principal are due at the earlier of the maturity date, pre-payment date, or conversion date.	$817,144	$-
	817,144	-
Less: Unamortized Discount	-	-

Total debt	817,144	-

Less: current portion	(817,144)	-

Convertible debentures, less current portion	$-	$-

Included in the above values is $2,244 of accrued interest related to the convertible notes as of December 31, 2004.

NOTE 11 - NOTE PAYABLE

On January 27, 2003, the Company purchased fixed assets valued at $1,667,000 in the form of computer equipment and digital network infrastructure from an unrelated corporation [“the Seller”]. The purchase was completed by execution of a 45 day note payable to the seller in the amount of $847,000 and incurred a common stock payable of $820,000 valued at $1 per share of the Company’s common stock.

As of December 31, 2004 and 2003, the note had not been paid and is included in the current liabilities. While the Company has not met the terms of payment included in the 45-day note, the Seller and the Company have renegotiated the agreement. Additionally, while the Company and the Seller have been involved in negotiating a new agreement (to provide consideration for the obligation), the Company has accrued imputed interest expense of 6%, amounting to $50,820 during 2004 and 2003.

Subsequent to December 31, 2004, the purchase agreement was renegotiated as follows:

A payment of $5,000 was made against the note payable and the balance of $842,000 was written off by Seller as an offset to a portion of the original equipment, which was no longer included in the sale. The Company reduced the value of its fixed assets, subsequent to December 31, 2004 by a like amount.

Seller received 820,000 shares of the Company’s common stock, valued at $1 per share (based on the value of the equipment received as well as the terms of the common stock payable).

The accrued interest was offset as of the date of the revised agreement.

NOTE 12 - RESTATEMENT OF FISCAL YEARS 2004 AND 2003

Restatement of 2004:

The Company has restated its 2004 financial statements as part of the amendment of its Form 10KSB. The restatement of the 2004 financial statements corrects the liabilities associated with the convertible notes payable (with attached warrants) issued on December 15, 2004. The corrected amounts include an allocation of the proceeds between the conversion rights and the warrant rights as well as a subsequent adjustment to account for the change in the price of the Company’s common stock on December 31, 2004. The change affects the Current Liabilities on the December 31, 2004 Balance Sheet (Derivative Liabilities, Warrant Liabilities, Convertible Debentures and Paid in Capital). (See footnote 10 for detail information on the convertible notes).

The second filing, included, in addition to the changes noted in the preceding paragraph, a classification of the finance costs related to the note payable as “Other Comprehensive Income” in the Stockholders’ Deficit section. The restatement does not include such a category as all related finance costs (arising primarily from the changes in the price of the Company’s stock) have been included in the 2004 profit and loss included in the 2004 Statement of Operations.

Restatement of 2003:

During year ended December 31, 2003, the Company had incorrectly capitalized consulting and financial services valued at $275,000, rather than expensing the services.  As a result, the Company has now recorded additional consulting expense in 2003, and reduced the asset by $275,000.

The total restatement recorded to 2003 increased the net loss by $275,000, which resulted in a restated accumulated deficit for the period of $2,553,301.

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

Note payable and common stock payable for purchase of equipment. During 2005 the Company renegotiated a note and common stock payable issued as consideration for operating assets of the Company (see Note 11). The renegotiation included a cancellation of the note payable for $847,000, the issuance of common stock at $1.00 per share relating to $820,000 common stock payable and the elimination of a portion of the equipment originally sold to the Company. The effect in the fourth quarter of 2005 will be to reduce the liabilities of the Company by $847,000, reduce the value of the fixed assets of the Company by $847,000 and issuance of 820,000 common shares with a related credit to Par Value of $820 and Paid in Capital of $819,180.

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