Form 10QSB
period 2005-03-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-03-22
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600
Atlanta, GA.	30303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (404) 230-5705

MEDIA AND ENTERTAINMENT.COM, INC., 10120 S. Eastern Ave., Suite 200, Las Vegas, NV 89052
(former name, former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The issuer had 33,806,962 shares of common stock outstanding as of March 31, 2005.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have reviewed the accompanying balance sheet of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of March 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2005 and Inception to March 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC Las Vegas, Nevada March 15, 2006

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2005 & DECEMBER 31, 2004
(UNAUDITED)

	3/31/2005	12/31/2004
		(Restated)
ASSETS

ASSETS:

Current assets:
Cash	$5,121	$436,749
Deposit	78,000	82,490
Total current assets	83,121	519,239

Fixed assets:
Computer equipment	1,583,474	1,577,269
Infrastructure	320,000	320,000
Software	164,440	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(636,555)	(550,955)
Total fixed assets	1,444,399	1,519,354

TOTAL ASSETS	$1,527,520	$2,038,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,516,007	$1,514,625
Bank overdraft	-	-
Accrued payroll and related taxes	684,817	781,575
Legal settlement liabilities	1,020,000	1,020,000
Loans payable	359,696	357,506
Loan payable -related party	538,521	683,726
Note payable	847,000	847,000
Accrued interest on notes payable	114,345	101,640
Derivative liability related to convertible debentures	130,625	652,254
Warrant liability related to convertible debentures	202,401	614,609
Convertible debentures	298,492	37,871
Total current liabilities	5,711,904	6,610,806

Long-Term liabilities:	-	-
Total long-term liabilities	-	-

TOTAL LIABILITIES	5,711,904	6,610,806

Stockholders' deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized, 33,806,962 and 33,620,884 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	33,807	33,621
Additional paid-in capital	3,116,075	2,918,261
Common stock payable, $1.00 per share	820,000	820,000
Accumulated deficit during development stage	(8,154,266)	(8,344,095)
Total stockholders' deficit	(4,184,384)	(4,572,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,527,520	$2,038,593

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2005 && 2004
AND FROM INCEPTION TO MARCH 31, 2005
(UNAUDITED)

	For the quarter ended March 31,		Inception to
	2005	2004	March 31, 2005

REVENUE	$-	$-	$57,811

COST OF GOODS SOLD	123,107	125,014	831,063

GROSS PROFIT	(123,107)	(125,014)	(773,252)

EXPENSES:
Selling, general and administrative	237,910	65,533	3,258,552
Selling, general and administrative, related party	207,500	49,800	759,442
Consulting Services - related party	-	-	1,125,934
Depreciation and amortization expense	85,600	85,589	636,555
Total expenses	531,010	200,922	5,780,483

OPERATING INCOME (LOSS)	(654,117)	(325,936)	(6,553,735)

OTHER INCOME/(EXPENSES):
Interest expense	(290,310)	(15,457)	(1,800,495)

Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	1,133,836	-	1,133,836
Legal Settlement Costs	-	-	(1,020,000)
Interest income	420	-	677
Other income(expenses)	-	-	85,451
Total other income/(expenses)	843,946	(15,457)	(1,600,531)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	189,829	(341,393)	(8,154,266)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$189,829	$(341,393)	$(8,154,266)

Basic weighted average number of common shares outstanding	11,189,982	6,004,200

Net income (loss) per basic and diluted common share	$0.02	$(0.06)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD. COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2005 & 2004 AND FROM INCEPTION TO MARCH 31, 2005
(UNAUDITED)

	For the quarter ended March 31,		Inception to
	2005	2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$189,829	$(341,393)	$(7,696,399)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	85,600	85,589	636,555
Accretion of principal and interest related to convertible debentures	260,621	-	298,492
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(1,133,836)		(1,133,836)
Stock based compensation	198,000	-	1,688,809
Change in operating assets and liabilities:
Decrease in due from stockholder	-	-	-
(Increase) decrease in deposit	4,490	-	(78,000)
Increase (decrease) in bank overdraft	-	(4,205)	-
Increase in accounts payable and accrued expenses	1,382	51,243	1,759,476
Increase (decrease) in accrued payroll and related taxes	(96,758)	192,992	684,817
Increase in legal settlement liabilities	-	-	1,020,000
Increase in interest payable	12,705	12,705	114,345
Net cash provided by (used in) operating activities	(477,967)	(3,069)	(2,705,741)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(10,646)	-	(2,080,955)
Net cash used in investing activities	(10,646)	-	(2,080,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,190	2,190	391,196
Proceeds from loan payable - related party	14,795	-	698,521
Proceeds fron note payable - related party	-	-	5,450
Payment on note payable - related party	(160,000)	-	(165,450)
Proceeds from note payable - Digital Services
International, Inc.	-	-	847,000
Proceeds from convertible debentures	200,000	-	1,015,000
Proceeds from warrants for common stock	-	-	2,000,100
Net cash provided by financing activities	56,985	2,190	4,791,817

NET INCREASE (DECREASE) IN CASH	(431,628)	(879)	5,121

CASH, BEGINNING OF PERIOD	436,749	-	-

CASH, END OF PERIOD	$5,121	$(879)	$5,121

SUPPLEMENTARY INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 The accompanying notes to financial statements should be read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated Deficit During Development Stage	Total Stockholders' Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-		$-	$-

Reverse Merger - ReAcquisition of all outstanding shares
of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-				-

Issuance of common stock to founder for services		-	6,004,200	6,004	-			6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-		6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	990,600

Net loss	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	1,009,500

Net loss	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-	-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	(99,531)

	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share			94,615	95	122,905			123,000

Issuance of common stock for services, $0.82. average price per share			91,463	91	74,909			75,000

Net income	-	-	-	-	-	-	189,829	189,829

Balance, March 31, 2005	-	$-	33,806,962	$33,807	$3,116,075	$820,000	$(8,154,266)	$(4,184,384)

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Accounting Estimates: The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual operating results could differ from those estimated by management.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents. At March 31, 2005 and December 31, 2004, the Company had $5,121 and $436,749, respectively, in cash accounts with $327,135 in excess of federally insured cash balances at December 31, 2004.

Derivative Financial Instruments: The Company has issued convertible notes payable, which include embedded derivatives as defined by SFAS 133, EITF 98-5 and 00-27 and APB 14. These instruments are subject to fluctuations in value, arising from fluctuations in the price of the underlying stock and the number of shares of stock to be issued upon conversion or redemption. The fluctuation in value is recorded as “Unrealized Gains and (Losses) on Embedded Derivatives and Attached Warrants” consistent with the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and it has the effect of adjusting the financing costs of the Convertible Note to reflect the value of the underlying stock to be issued.

Stock Options: The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 2. The Company accounts for stock options issued to employee, officers and directors under the stock incentive plan in accordance with the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Operations.

During the periods presented in the accompanying financial statements the Company has granted options under the October 2004 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operations, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under the plans and other agreements with employees.

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three-months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended

	March 31, 2005	March 31, 2004

Net Income (Loss) as Reported	$189,829	$(341,393)

Deduct: Total stock-based employee compensation expense determined under fair value based method	(221,934)	0

Net Income (loss) Pro forma	$(32,105)	$(341,393)

Pro forma earnings (loss) per share	$(0.00)	$(0.06)
Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized at that time.

Depreciation is computed on the declining balance method for financial statement purposes over the following estimated useful lives:

Telecommunications Equipment	15 years
Furniture and Fixtures	7 years
Computer Equipment	5 years
Software	3 years

Depreciation expense for the three-month periods ended March 31, 2005 and 2004 was $85,600 and $85,589 respectively.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Revenues and Expenses Recognition

The Company is a “development stage” Company and has not had significant sales or revenue to date. The Company plans to sell services originating with their software and network media distribution. Revenues will be recognized upon services rendered to customers. Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the periods ended March 31, 2005 and 2004.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. There were no research and development costs during the periods ended March 31, 2005 and 2004.

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

In December 2004, the FASB issued Financial Accounting Standards Statement No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect SFAS 153 to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principal, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

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

NOTE 2 - COMMON STOCK

Issuance of Common Stock for Services

During January and March 2005 the Company issued 94,615 and 91,463 shares respectively to a private investment partnership. The stock was issued at $1.30 per share in January and $0.82 per share in March. The stock was part of a warrant, exercisable at $0.07 per share, which was issued to compensate certain professional advisors for services rendered during 2004. The stock was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For March, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants).

Stock Exchanged for Equipment

During January 2003, the Company agreed to issue 820,000 shares of common stock to Digital Service International [“DSI”] as partial payment for computer equipment, infrastructure and software. The equipment, valued at an agreed value of $1,667,000, was to be paid for by issuing 820,000 shares of stock and a payment of $847,000 in cash (represented by a Note Payable of $847,000). The common stock was valued at $1.00 per share. On December 16, 2005 the agreement was amended. As part of the amended agreement, the Company issued 820,000 shares of common stock to DSI. (See Note 14 - Subsequent Events).

Convertible Notes and Warrants

During January of 2005, the Company borrowed $200,000 in connection with a convertible note payable with detachable warrants. The notes included interest of 6% and were due on December 15, 2005 or upon the occurrence of certain events relating to the capital structure of the Company. To date none of the warrants or conversion rights have been exercised. (See Note 10 - Convertible Notes and Note 14 - Subsequent Events).

NOTE 3 - RELATED PARTY TRANSACTIONS

Officer’s compensation for services was $207,500 and $49,800 and was included in general and administrative expenses, related party, as of March 31, 2005 and 2004, respectively. The compensation for services from inception was as follows:

Compensation	2003	2004 - Q1	2004 - Q2	2004 - Q3	2004 - Q4	2005 - Q1
CEO	199,200	49,800	49,800	49,800	72,500	72,500
President	0	0	0	0	62,419	67,500
Exec Vice Pres	0	0	0	0	62,419	67,500
Total	199,200	49,800	49,800	49,800	197,338	207,500

The year to date consulting services consists of 4th Quarter 2004 expenses to two individuals who acting as consultants prior to becoming officers of Winsonic received a total of 1,521,532 shares of common stock valued at $1,125,934 for consulting services regarding the merger. This value was included as consulting expense in the statements of operations for the quarter and the year ended December 31, 2004.

During 2003 the Company received a loan with a balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 31, 2003, the Company had accrued interest expense of $29,706 related to these notes. During 2004, the loan of $36,419 was forgiven, and included in the current period (4th Quarter) operating results. The write off of the related interest accrued of $29,706 was also included in the 4th Quarter operating results and in the “Inception-to-date” transactions.

As of December 31, 2004 the Company has a loan payable totaling $683,726 to the, C.E.O., consisting of principal of $600,000, which was due September 3, 2004 , plus 80,000 shares of common stock valued at $64,000, both payable to maker of the note. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the Note balance of $683,726 is $19,726 as of December 31, 2004. Quarterly interest in the amount of $15,000 per quarter was accrued during the periods ended March 31, 2005 and 2004.

During the 1st Quarter of 2005, the Company paid $160,000 to the CEO against this loan. At March 31, 2005 and December 31, 2004 the balance of the loan was $538,521 and $683,726 respectively. (See Note 14 - Subsequent Events relating to a payment in the form of common stock during the 4th Quarter).

NOTE 4 - SUMMARY OF LEGAL PROCEEDINGS

Other than as described below, the Company is not currently involved in any legal proceedings that may be deemed to be material to its financial condition.

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of March 15, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively. However, the 900,000 shares due to Mr. Collazo have been subsequently issued in settlement. The agreement had no effect on the operating results for the 1st Quarter of 2004 or 2005; and an estimated liability of $1,020,000 for legal settlements was recorded as of March 31, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of March 31, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability included in accounts payable of the Company as of March 31, 2005 and December 31, 2004.

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2005, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $8,154,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 7 - ACCOUNTS RECEIVABLE AND DEPOSITS

As of March 31, 2005 and 2004 there were no accounts receivable.

The Company did have a Deposit on hand with a major vendor to secure network availability. At March 31, 2005 the deposit was $78,000. At December 31, 2004 the Deposit amount was $82,490. The reduction in the deposit amount arose from rental deposits which were written off by the Company during the first quarter of 2005.

NOTE 8 - FIXED ASSETS

As of March 31, 2005 and December 31, 2004, the Company has a Note Payable in the amount of $847,000 which is secured by equipment. During the fourth quarter of 2005 (see subsequent event footnote) the Company renegotiated the equipment purchase agreement and the Note; wherein the Company paid $5,000, returned most of the underlying equipment to the vendor, and reduced its liabilities and its Fixed Assets by $842,000.

The following table presents the Net Fixed Assets as of March 31, 2005 and December 31, 2004 and a pro forma presentation of Net Fixed Assets adjusted for the assets returned in connection with the write-off of the Note Payable:

			Adjusted for Renegotiated Note

	March 31, 2005	December 31, 2004	Adjustment for Note Write-off	March 31, 2005	December 31, 2004

Computer Equipment	$1,583,474	$1,577,269

Infrastructure	320,000	320,000

Software	164,440	160,000

Furniture & fixtures	13,040	13,040

Total Fixed Assets	2,080,954	2,070,309	(842,000)	1,238,954	1,228,309

Less: accumulated depreciation	(636,555)	(550,955)	257,565	(378,990)	(328,025)

Net Fixed Assets	$1,444,399	$1,519,354	$584,435	$859,964	$900,284

NOTE 9 - NOTES PAYABLE, LOANS PAYABLE AND PLEDGED ASSETS

The following is a summary of long-term debt:

Interest Rate	LOANS PAYABLE	March 31, 2005	December 31, 2004

Unstated	Eight convertible promissory notes, due October 2004, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$ 198,500	$ 198,500

6.00%	A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $8,278 at March 31, 2005 and $6,780 at December 31, 2004.	116,378	114,780

6.00%	A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $4,818 at March 31, 2005 and $4,226 at December 31, 2004.	44,818	44,226

	Total Loans Payable	$ 359,696	$ 357,506

Interest Rate	NOTES PAYABLE	March 31, 2005	December 31, 2004

Unstated
A loan due April 13, 2003, containing principal of $847,000 with no stated interest rate. The loan was secured with fixed assets (computer equipment, infrastructure and software). On December 16, 2005 the Company paid $5,000 and returned certain pledged equipment thus satisfying the note holder. Consistent with the final resolution of the agreement, no interest or finance charges have been accrued.
		$ 847,000	$ 847,000

	Total Notes Payable	$ 847,000	$ 847,000

On December 16,2005 the Company renegotiated the note payable relating to certain fixed assets wherein $5,000 was paid to the vendor and the balance of the note was cancelled in connection with the return of the underlying equipment. There was no adjustment for finance charges or for carrying costs relating to the note and therefore the Company recaptured $101,640 in accrued interest charges relating to interest expensed during the period from January 2003 through December 31, 2004. The credit to interest expense is included in the other income for the fourth quarter of 2005.

NOTE 10 - CONVERTIBLE DEBENTURES

During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000 respectively from a Convertible Note and Warrant Purchase Agreement [“the Agreement”]. The offering was made to accredited investors. The Convertible Notes including interest of 6% were due in December of 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $.70 per share (285,714 shares of common stock), through December 2007.

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note payable (included in the current liabilities as a “derivative liability”).

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

The Company allocated the proceeds received between the convertible debt and the detachable warrant based upon the relative fair market values on the date proceeds were received (December 2004 and January 2005).

Subsequent to the initial recording, the change in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the change in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture, is accrued as adjustments to the liabilities at March 31, 2005 and December 31, 2004.

The expense relating to the change in the fair value of the Company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an item of other income and expense in the form of an unrealized interest income or expense arising from convertible financing on the Company’s balance sheet.

Accreted interest and principal is $298,492 as of March 31, 2005 and $37,871 as of December 31, 2004.

The following table summarized the various components of the convertible debentures as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Derivative liability	$130,625	$652,254
Warrant liability	202,401	614,609
Convertible debentures	298,492	37,871
	631,518	1,304,734
Adjustment of derivative and Warrant liability to fair value	681,973	(451,863)
Less: Accretion of principal and interest related to convertible debenture	(298,492)	(37,871)
Plus: Accrued interest	14,523	2,144
Total Convertible Debentures	$1,029,523	$817,144
Less: Current portion of Convertible Debentures	(1,029,523)	(817,144)
Total Convertible Debentures	$-0-	$-0-

Included in the above values is accrued interest of $14,523 at March 31, 2005 and $2,144 at December 31, 2004. The interest expense for the three-month period ended March 31, 2005 was $12,389.

On December 15, 2005, the Convertible Notes were extended to June 30, 2006 and amended to potentially reduce the price of conversion. (See Note 14 - Subsequent Events).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements: On October 8, 2004, the Company entered into binding offering letters with the Chairman and CEO, the President and the Executive Vice President; as well as one former executive officer and two non-executive officers. Under the terms of the employment agreements, the Executive Officers are to receive base salaries of $290,000, for the President and $270,000 for each of the President and the Executive Vice President, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. The CEO and each officer received stock options to purchase 1,000,000 and 500,000 shares respectively of common stock at $1.00 per share that vest equally over a twelve-month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

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

The investment in NATVN will be accounted for under the “equity” method . The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee. The acquisition was completed on September 29, 2005. (See Footnote 14 - Subsequent Events).

NOTE 12 - EARNINGS PER SHARE

The computations of earnings per share are based upon the weighted average number of outstanding common shares during the periods. For the periods presented the Company has incurred losses, which would make any calculation of earnings per share based on the number of shares calculated under the diluted earnings per share anti-dilutive and therefore the amount is not presented. When their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised are calculated to disclose fully-diluted earnings per share.

NOTE 13 - FINANCIAL STATEMENT RESTATEMENTS

The management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended December 31, 2004. As disclosed in Note 12 to the Company’s restated consolidated financial statements for the years ended December 31, 2004 and 2003 included in the Company’s amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, filed with the SEC on March 8, 2006, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. The corrections in this restatement (i.e., fiscal year ended December 31, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2005.

•
The corrected financial statements will account for the convertible notes embedded derivatives as well as the detachable warrants as current liabilities, allocated between the derivative and warrant liabilities as determined by the price of the underlying common stock. (Pending exercise of the note conversion rights or the warrants conversion).

•
The classification of costs and benefits arising from the changes in the price of the underlying common stock has been changed from “other comprehensive income” (an Equity caption) to “unrealized gains and losses from derivatives” (an element of Other Income and Expense).

NOTE 14 - SUBSEQUENT EVENTS

Stock Issued for Equipment

Note payable and common stock obligation for purchase of equipment. During 2005 the Company renegotiated the note and the stock to be issued as consideration for operating assets of the Company (see Note 11). The renegotiation included a cancellation of the note payable for $847,000, the issuance at $1.00 per share of the common stock relating to 820,000 shares of the Company’s common stock and the elimination of a portion of the equipment originally sold to the Company. The effect in the fourth quarter of 2005 will be to reduce the liabilities of the Company by $847,000, reduce the value of the fixed assets of the Company by $847,000 and increase shares outstanding by 820,000 with a related credit to Par Value of $820 and Paid in Capital of $819,180.

Related Party Note Payment

During the 4th Quarter of 2005, 700,000 shares of the Company’s common stock were issued to the CEO as payment to be applied against the balance of a note (See Footnote 3 - Related Party Transactions). The agreed-to price per share of the issued common stock was $0.33 per share, based on the market price of the stock on December 5, 2005. The balance of the note was reduced by $231,000 during the 4th Quarter.

NATVN Share Exchange

On September 29, 2005, the Company issued 1,670,000 shares of common stock to Native American TV Network in an exchange of common stock, wherein the Company acquired 4,000,000 shares of stock in NATVN. (See Footnote11 - Commitments and Contingencies).

Extension and Amendment of Convertible Note Agreements

On December 15, 2005, the Company entered into agreements with the convertible note holders to extend the maturity date and amend the conversion and repayment provisions. The maturity date of the notes, originally December 15, 2005 and January 15, 2006, were extended to June 30, 2006.

Additionally, the terms of conversion were amended to provide that the principal and interest will be converted at the rate of $0.40 per share or 15% below the average closing price of the Company’s common stock for the previous 20 trading days. Previously the conversion was to take place at $0.70 per share or 15% below the average closing price of the Company’s common stock for the previous 20 trading days. (See Note 10 - Convertible Debentures).

Automated Interiors Acquisition

On January 11, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 411,955 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of Interiors, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 1st Quarter of 2006. Non-qualifying stock options were offered to five executives of Interiors to purchase 1,200,000 shares of common stock of the Company. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company and for the net assets of Interiors as of the date of the transaction plus projected cash flows is $102,989. During the year ended 2005, Interiors had gross sales of $994,725.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements in this Quarterly Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statement. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

General

Winsonic Digital Media Group, Ltd. (“we”, “Winsonic”, or the “Company”) is a media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. Our network enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

We are pursuing the commercialization of our products, which we believe establishes a new standard for media distribution of digital content and information seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (move files in a secure environment), wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Winsonic facilities-based products and services in out of franchise markets enable communications companies such as Verizon to partner with Winsonic allowing us to provide services to their customers and share in the revenue. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport of world wide telecommunications services for film and television.

Winsonic Digital Cable Systems Network ("WDCSN") concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility along with network, multimedia, and content distribution communication services to its customers, without requiring substantial capital investments. Verizon and Level 3 are among the leading companies to team with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

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

Winsonic has built upon its long-term business model that incorporates reliable technical support and service levels. This offers network resilience and sustainable growth for its infrastructure and customer base. This business model is expected to provide multiple revenue streams enabling Winsonic to fully realize its expansion position and growth potential. The result is one of the most comprehensive and cost effective product portfolios for the industry: one which establishes a reputation as an established and respected facilities-based media and entertainment distribution service and network provider.

The network provides WinSonic Digital Cable's customers an enhanced gateway to national and international communication lines. With the network as a foundation, WinSonic provides its customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include but are not limited to: Carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

Winsonic can provide digital custom application development for Voice Over Internet Protocol “(VOIP)”, standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast. Winsonic offers the expertise for building out digital television networks that accommodate, high definition television, streaming video and real time interactive networks.

WinSonic Digital's objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic Digital's capabilities we invite you to visit the WinSonic website at: www.winsonic.net.

Material Changes in Results of Operations

As a “development stage company” we have not commenced commercial operations and have had no revenue during the quarters ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, we incurred an operating loss of approximately $654,000 on revenues of $0 compared to an operating loss of approximately $326,000 for the comparable period of 2004. Total operating expenses were approximately $531,000 for the three-month period, primarily representing selling, general and administrative expenses of approximately $238,000, and depreciation expense of approximately of approximately $86,000 compared to total operating expenses in the comparable period last year of approximately $201,000 consisting primarily of selling, general, and administrative expenses of approximately $115,000 and depreciation expense of approximately $86,000.

For the three months ended March 31, 2005, the company incurred interest expense of approximately $290,000 compared to an interest expense of approximately $15,000 in the comparable period of 2004. The increase in 2005 interest expense results from the accretion of principal and interest related to convertible notes and underlying securities $260,000, interest on loan payable-related party $15,000, interest on DSI note payable $13,000, and interest on loans payable $2,000.

During December of 2004 and January of 2005 the company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into the common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $.70 per share (1,450,000 shares of common stock), through December 2007. Please reference Note 10 of the financial statements titled “Convertible Debentures” for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be classified as an equity obligation(s). However, theoretically the company could be required to issue an indeterminate number of shares of its common stock to satisfy the conversion feature of the debenture. This could theoretically cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time as well. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain or loss on adjustment of derivative and warrant liability to fair value of underlying securities.” Due to the fact that the underlying convertible debenture and associated warrants were not present in the three month period ended March 31, 2004 a direct comparison of the present quarter with the prior year’s quarter is not possible. During the three month period ended December 31, 2004 the Company recorded in interest expense an Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $452,000 relating to the adjustment of these liabilities; during the three month period ended March 31, 2005 the Company recorded an unrealized gain of approximately $1,134,000 from the adjustment of the same liabilities.

For the three month period ended March 31, 2005 the company recorded net income of approximately $190,000 as a result of the increase of interest expense due to the accretion of principal and interest related to convertible debentures, offset by the Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities section of the income statement compared to a loss of approximately $341,000 in the same period of 2004.

The management of the company expects that due to the volatile nature of the Company’s common stock price, these liabilities will be correspondingly volatile and as a result will cause the reported net income of the Company to fluctuate widely in such a manner as to make direct comparisons difficult. The management of the company feels that as long as the derivative and warrant liabilities exist the reported Operating Income will be a more accurate reference for the true performance of the company.

Material Changes in Financial Condition

As of March 31, 2005, we had a working capital deficit of approximately $5,629,000, compared to a deficit of approximately $6,091,000 as of December 31, 2004.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated March 15, 2006, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the three months ended March 31, 2005, we used approximately $478,000 in our operating activities, compared to approximately $3,000 being used in the comparable period last year.

For the three months ended March 31, 2005, our financing activities generated approximately $57,000 in cash primarily as a result of the issuance of convertible debentures $200,000, partially offset by payment on loan payable - related party $160,000. Financing activity increased approximately $2,000 in the comparable period last year.

For the three months ended March 31, 2005, the company‘s net cash position decreased by approximately $432,000 compared to a decrease of approximately $1,000 in the comparable period last year.

Continuing Operations

Our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business.

We may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, director affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee any such financing can be obtained or, if obtained, that it will be adequate or on reasonable terms.

Item 3. Controls and Procedures.

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

B.
Equity transactions, including warrants, paid-in capital, and common stock transactions of the Company were reviewed in detail to ensure proper recording of stockholders deficit. During our review of warrants, paid-in capital, and common stock transactions, it was noted that the Company in 2003 year had incorrectly capitalized stock issued for services, rather than expensing the cost of the services. The Company has now recorded and disclosed $275,000 as consulting expense in 2003, and reduced asset by the same amount.

Management, in agreement with the Company’s new independent public accounting firm, De Joya & Company decided that, given the complexity of the organization’s restructure, and the fact that the Company is a development stage company, it was appropriate due diligence to review all balance sheet accounts in detail. Management’s due diligence in it’s review procedures and disclosure practices contributed to the detection of one prior year adjustment, and one entry for recastment of shares and restatement of the financial statements for and as of the year ended December 31, 2003 and December 31, 2004.

Each prior period adjustment and related disclosure was appropriately confirmed as correct via a review with the previous auditors, Chavez and Koch, as evidenced in their opinion of their Report of Independent Public Registered Accounting Firm, dated August 16, 2005, filed with the Company’s Form 10-KSB.

Part II - Other Information

Item 1. Legal Proceedings.

Other than as described below, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of March 15, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively. However, the 900,000 shares due to Mr. Collazo have been subsequently issued in settlement. The agreement had no effect on the operating results for the 1st Quarter of 2004 or 2005; and an estimated liability of $1,020,000 for legal settlements was recorded as of March 31, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of March 31, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability included in accounts payable of the Company as of March 31, 2005 and December 31, 2004.

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds.

On January 20, 2005 we issued 94,615 shares of our common stock valued at $1.30 per share in exchange for services provided to the company.

On March 30, 2005 we issued 91,463 shares of our common stock valued at $0.82 per share in exchange for services provided to the company.

On June 22, 2005, the Company issued 66,667 shares of our common stock valued at $0.68 per share in exchange for services provided to the company.

On December 16, 2005 as part of a revised agreement including the cancellation of $842,000 of Notes Payable, return of certain pledged equipment and 820,000 shares were issued to DSI in exchange for the operating equipment. (See Note 15 - Subsequent Events).

On September 29, 2005, the Company issued 1,670,000 shares of common stock valued at approximately $1.20 per share, or $2 million. In return, Native American Television Network (NATVN) issued to the Company 4 million shares of its common stock valued at $.50 per share, or $2 million.

On January 11, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 207,297 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

The company is not currently in default on any of its Senior Debt Agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any matters submitted to a vote of the shareholders.

Item 5. Other Information.

Subsequent Events:

On January 11, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 411,955 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of Interiors, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 1st Quarter of 2006. Non-qualifying stock options were offered to five executives of Interiors to purchase 1,200,000 shares of common stock of the Company. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company and for the net assets of Interiors as of the date of the transaction plus projected cash flows is $102,989. During the year ended 2005, Interiors had gross sales of $994,725.

Item 6. Exhibits and Reports on Form 8-K.

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

March 22, 2006	By:	/s/ Winston Johnson
Winston Johnson
CEO Chairman

March 22, 2006	By:	/s/ Eric Young
Eric Young, CFO

WINSONIC DIGITAL MEDIA GROUP, LTD.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2005

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