Form 10QSB
period 2005-06-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-03-22
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600
Atlanta, GA.	30303
(Address of principal executive offices)	(Zip Code)

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

The issuer had 33,873,629 shares of common stock outstanding as of June 30, 2005.

Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have reviewed the accompanying balance sheet of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of June 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the three and six months ended June 30, 2005 and Inception to June 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company's management.

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

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC
Las Vegas, Nevada
March 18, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2005 & DECEMBER 31, 2004 (Restated)
(UNAUDITED)

	6/30/2005	12/31/2004
		(Restated)
ASSETS

ASSETS:

Current assets:
Cash	$—	$436,749
Deposit	78,000	82,490
Total current assets	78,000	519,239

Fixed assets:
Computer equipment	1,583,474	1,577,269
Infrastructure	320,000	320,000
Software	165,515	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(722,155)	(550,955)
Total fixed assets	1,359,874	1,519,354
TOTAL ASSETS	$1,437,874	$2,038,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,738,898	$1,514,625
Bank overdraft	9,053	—
Accrued payroll and related taxes	1,033,198	781,575
Legal settlement liabilities	1,020,000	1,020,000
Loans payable	364,690	357,506
Loan payable -related party	553,479	683,726
Note payable	847,000	847,000
Accrued interest on notes payable	127,015	101,640
Derivative liability related to convertible debentures	130,625	652,254
Warrant liability related to convertible debentures	281,345	614,609
Convertible debentures	571,636	37,871
Total current liabilities	6,676,939	6,610,806

Long-Term liabilities:	—	—
Total long-term liabilities	—	—
TOTAL LIABILITIES	6,676,939	6,610,806

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares
authorized, 33,873,629 and 33,620,884 shares issued and
outstanding at June 30, 2005 and December 31, 2004, respectively	33,874	33,621
Additional paid-in capital	3,161,342	2,918,261
Common Stock Payable, $1.00 per share	820,000	820,000
Accumulated deficit during development stage	(9,254,281)	(8,344,095)
Total stockholders' deficit	(5,239,065)	(4,572,213)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,437,874	$2,038,593

The accompanying notes to financial statements should be
read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 & 2004
AND FROM INCEPTION TO JUNE 30, 2005
(UNAUDITED)

	For the quarter ended June 30,		For the six months ended June 30,		Inception to
	2005	2004	2005	2004	June 30, 2005

REVENUE	$—	$25,000	$—	$25,000	$57,811
COST OF GOODS SOLD	110,607	119,172	233,714	244,186	941,670
GROSS PROFIT	(110,607)	(94,172)	(233,714)	(219,186)	(883,859)

EXPENSES:
Selling, general and administrative	314,390	71,375	552,300	136,908	3,572,942
Selling, general and administrative, related party	207,500	49,800	415,000	99,600	966,942
Consulting Services - related party	—	—	—	—	1,125,934
Depreciation and amortization expense	85,600	85,589	171,200	171,178	722,155
Total expenses	607,490	206,764	1,138,500	407,686	6,387,973

OPERATING INCOME (LOSS)	(718,097)	(300,936)	(1,372,214)	(626,872)	(7,271,832)

OTHER INCOME/(EXPENSES):
Interest expense	(302,987)	(15,457)	(593,297)	(30,914)	(2,103,482)
Unrealized gain (loss) on adjustment of derivative and warrant					—
liability to fair value of underlying securities	(78,944)		1,054,892		1,054,892
Legal Settlement Costs	—	—	—	—	(1,020,000)
Interest income	13	—	433	—	690
Other income(expenses)	—	43,095	—	43,095	85,451
Total other income/(expenses)	(381,918)	27,638	462,028	12,181	(1,982,449)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,100,015)	(273,298)	(910,186)	(614,691)	(9,254,281)

PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(1,100,015)	$(273,298)	$(910,186)	$(614,691)	$(9,254,281)

Basic weighted average number of
common shares outstanding	14,906,150	6,004,200	14,906,150	6,004,200

Net loss per basic and diluted common share	$(0.07)	$(0.05)	$(0.06)	$(0.10)

The accompanying notes to financial statements should be
read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2005 & 2004 AND FROM INCEPTION TO JUNE 30, 2005
(UNAUDITED)

	For the six months ended June 30,		Inception to
	2005	2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(910,186)	$(614,691)	$(8,796,414)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	171,200	$171,178	722,155
Accretion of principal and interest related
to convertible debentures	533,765	$—	571,636
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	(1,054,892)	$—	(1,054,892)
Stock based compensation	243,334	$—	1,734,143
Change in operating assets and liabilities:
(Increase) decrease in deposit	4,490	$—	(78,000)
Increase (decrease) in bank overdraft	9,053	$(4,205)	9,053
Increase in accounts payable and accrued expenses	224,271	$210,722	1,982,366
Increase (decrease) in accrued payroll and related taxes	251,623	$221,145	1,033,197
Increase in legal settlement liabilities	—	$—	1,020,000
Increase in interest payable	25,375	$25,410	127,015
Net cash provided by (used in) operating activities	(501,967)	9,559	(2,729,741)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(11,720)	$—	(2,082,029)
Net cash used in investing activities	(11,720)	—	(2,082,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	7,184	$(11,528)	396,190
Proceeds from loan payable - related party	29,754	$—	713,480
Proceeds fron note payable - related party	—	$—	5,450
Payment on note payable - related party	(160,000)	$—	(165,450)
Proceeds from note payable - Digital Services
International, Inc.	—	$—	847,000
Proceeds from convertible debentures	200,000	$—	1,015,000
Proceeds from warrants for common stock	—	$—	2,000,100
Net cash provided by financing activities	76,938	(11,528)	4,811,770

NET INCREASE (DECREASE) IN CASH	(436,749)	(1,969)	0

CASH, BEGINNING OF PERIOD	436,749	—	—

CASH, END OF PERIOD	$0	$(1,969)	$0

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$—	10,000,000	$—	$—		$—	$—

Reverse Merger - ReAcquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	—	(10,000,000)	—				—

Issuance of common stock to founder for services		—	6,004,200	6,004	—			6,004
Balance, September 10, 2002 (Recasted)	—	—	6,004,200	6,004	—	—		6,004

Issuance of stock warrants (December 26, 2002)	—	—	—	—	—	990,600	—	990,600

Net loss	—	—	—	—	—	—	(647,417)	(647,417)
Balance, December 31, 2002 (Restated)	—	—	6,004,200	6,004	—	990,600	(647,417)	349,187

Issuance of stock warrants	—	—	—	—	—	1,009,500	—	1,009,500

Net loss	—	—	—	—	—	—	(1,905,884)	(1,905,884)
Balance, December 31, 2003 (Restated)	—	—	6,004,200	6,004	—	2,000,100	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75 average price per share	—	—	1,980,946	1,981	1,488,328	—	—	1,490,309

Issuance of common stock in satisafaction of debts of $331,000 and deemed interest of $242,500	—	—	758,000	758	572,742	—	—	573,500

Issuance of common stock, $1.00 price per share	—	—	921,600	922	920,678	(921,600)	—	—

Conversion of common stock payable to loan payable	—	—	—	—	60,000	(258,500)	—	(198,500)

Issuance of common stock related to reverse-merger	—	—	23,956,138	23,956	(123,487)	—	—	(99,531)

Net loss	—	—	—	—	—	—	(5,790,794)	(5,790,794)
Balance, December 31, 2004 (Restated)	—	$—	33,620,884	$33,621	$2,918,261	$820,000	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.00 average price per share			94,615	95	122,905			123,000

Issuance of common stock for services, $0.59 average price per share			91,463	91	74,909			75,000

Issuance of common stock for services, $0.68 average price per share			66,667	67	45,267			45,334

Net loss	—	—	—	—	—	—	(910,186)	(910,186)
Balance, June 30 2005	—	$—	33,873,629	$33,874	$3,161,342	$820,000	$(9,254,281)	$(5,239,065)

WINSONIC DIGITAL MEDIA GROUP, LTD
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004. The results of operations for the three-month and six-mont periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents. The Company had a net cash deficit of $9,053 at June 30, 2005 and total cash of $436,749 at December 31, 2004, with a cash balance of $327,135 in excess of federally insured cash balances at December 31, 2004.

Derivative Financial Instruments: The Company has issued convertible notes payable, which include embedded derivatives as defined by SFAS 133, EITF 98-5 and 00-27 and APB 14. These instruments are subject to fluctuations in value, arising from fluctuations in the price of the underlying stock and the number of shares of stock to be issued upon conversion or redemption”. The fluctuation in value is recorded as “Unrealized Gains and (Losses) on Embedded Derivatives and Attached Warrants consistent with the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and it has the effect of adjusting the financing costs of the Convertible Note to reflect the value of the underlying stock to be issued.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three-months ended June 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three-months Ended		For the Six-months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income (Loss) as Reported	$(1,100,015)	$(273,298)	$(910,186)	$(614,691)
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(413,665)	-0-	(413,665)	-0-
Net Income (loss) Pro forma	$(1,513,680)	$(273,298)	$(1,323,851)	$(614,691)
Pro forma earnings (loss) per share	$(10.1)	$(0.04)	$(8.9)	$(0.09)

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

Depreciation expense for the three-month periods ended June 30, 2005 and 2004 was $85,600 and $85,589; for the six-month periods ended June 30, 2005 and 2004 were $171,200 and $171,178 respectively.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the periods ended June 30, 2005 and 2004.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. There were no research and development costs during the periods ended June 30, 2005 and 2004.

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

NOTE 2 - COMMON STOCK

Issuance of Common Stock for Services

First Quarter: During January and March 2005 the Company issued 94,615 and 91,463 shares respectively to a private investment partnership. The stock was issued at $1.30 per share in January and $0.82 per share in March. The stock was part of a warrant, exercisable at $0.07 per share, which was issued to compensate certain professional advisors for services rendered during 2004. The stock was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For June, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants).

Second Quarter: During June 2005 the Company issued 66,667 shares to a private investment partnership. The stock was issued at $0.68 per share. The stock, similar to that issued in January and March was paid to compensate professional advisors for services rendered during 2004 and was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For June, the warrant holders received 66,667 shares of common stock and contributed 33,333 shares valued at $0.21 per share, worth $7,000 (the cost of their warrants).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Officer’s compensation for services for the three-month period ended June 30, 2005 and 2004 was $207,500 and $49,800; for the nine-month period ended June 30, 2005 and 2004 was $415,000 and 99,600 and was included in general and administrative expenses, related party. The compensation for services from inception was as follows:

Compensation	2003	2004 - Q1	2004 - Q2	2004 - Q3	2004 - Q4	2005 - Q1	2005 - Q2
CEO	199,200	49,800	49,800	49,800	72,500	72,500	72,500
President	0	0	0	0	62,419	67,500	67,500
Exec Vice Pres	0	0	0	0	62,419	67,500	67,500
Total	199,200	49,800	49,800	49,800	197,338	207,500	67,500

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

During 2003 the Company received a loan with a balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 31, 2003, the Company had accrued interest expense of $29,706 related to these notes. During 2004, the loan of $36, 419 was forgiven, and included in the current period (4th Quarter) operating results. The write off of the related interest accrued of $29,706 was also included in the 4th Quarter operating results and in the “Inception-to-date” transactions.

As of December 31, 2004 the Company has a loan payable totaling $683,726 to the, C.E.O., consisting of principal of $600,000, which was due September 3, 2004 , plus 80,000 shares of common stock valued at $64,000, both payable to maker of the note. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the Note balance of $683,726 is $19,726 as of December 31, 2004. Quarterly interest in the amount of $15,000 per quarter was accrued during the three-month periods and $30,000 for the six-month periods ended June 30, 2005 and 2004.

During the 1st Quarter of 2005, the Company paid $160,000 to the CEO against this loan. At June 30, 2005 and December 31, 2004 the balance of the loan was $553,479 and $683,726 respectively. (See Note 14 - Subsequent Events relating to a payment in the form of common stock during the 4th Quarter).

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of March 18, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively. However, the 900,000 shares due to Mr. Collazo have been subsequently issued in settlement. The agreement had no effect on the operating results for the 1st or 2nd Quarters of 2005 or 2004; and an estimated liability of $1,020,000 for legal settlements was recorded as of June 30, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of June 30, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability included in accounts payable of the Company as of June 30, 2005 and December 31, 2004.

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2005, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $9,254,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 7 - ACCOUNTS RECEIVABLE AND DEPOSITS

As of June 30, 2005 and 2004 there were no accounts receivable.

The Company did have a Deposit on hand with a major vendor to secure network availability. At June 30, 2005 the deposit was $78,000. At December 31, 2004 the Deposit amount was $82,490. The reduction in the deposit amount arose from rental deposits, which were written off by the Company during the first quarter of 2005.

NOTE 8 - FIXED ASSETS

As of June 30, 2005 and December 31, 2004, the Company has a Note Payable in the amount of $847,000, which is secured by equipment. During the fourth quarter of 2005 (see subsequent event footnote) the Company renegotiated the equipment purchase agreement and the Note; wherein the Company paid $5,000, returned most of the underlying equipment to the vendor, and reduced its liabilities and its Fixed Assets by $842,000.

The following table presents the Net Fixed Assets as of June 30, 2005 and December 31, 2004 and a pro forma presentation of Net Fixed Assets adjusted for the assets returned in connection with the write-off of the Note Payable:

			Adjusted for Renegotiated Note
	June 30, 2005	December 31, 2004	Adjustment for Note Write-off	June 30, 2005	December 31, 2004
Computer Equipment	$1,583,474	$1,577,269
Infrastructure	320,000	320,000
Software	165,515	160,000
Furniture & fixtures	13,040	13,040
Total Fixed Assets	2,082,029	2,070,309	(842,000)	1,238,954	1,228,309
Less: accumulated depreciation	(722,155)	(550,955)	292,199	(378,990)	(326,880)

Net Fixed Assets	$1,359,874	$1,519,354	$549,801	$859,964	$901,429

NOTE 9 - NOTES PAYABLE, LOANS PAYABLE AND PLEDGED ASSETS

The following is a summary of long-term debt:

Interest Rate	LOANS PAYABLE	June 30, 2005	December 31, 2004
Unstated	Eight convertible promissory notes, due October 2004, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500
6.00%	A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $10,020 at June 30, 2005 and $6,780 at December 31, 2004.	118,020	114,780
6.00%	A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $5,418 at June 30, 2005 and $4,226 at December 31, 2004.	45,418	44,226
6.00%	A loan containing principal of $2,000 with 6% stated interest rate, 90 day maturity. Interest is calculated at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $21 at June 30, 2005 and -0- at December 31, 2004.	2,021	-0-
	Total Loans Payable	$364,690	$357,506

Interest Rate	NOTES PAYABLE	June 30, 2005	December 31, 2004
Unstated	A loan due April 13, 2003, containing principal of $847,000 with no stated interest rate. The loan was secured with fixed assets (computer equipment, infrastructure and software). On December 16, 2005 the Company paid $5,000 and returned certain pledged equipment thus satisfying the note holder. Consistent with the final resolution of the agreement, no interest or finance charges have been accrued.	$847,000	$847,000
	Total Notes Payable	$847,000	$847,000

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

Subsequent to the initial recording, the change in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the change in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture, is accrued as adjustments to the liabilities at June 30, 2005 and December 31, 2004.

The expense relating to the change in the fair value of the Company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an item of other income and expense in the form of an unrealized interest income or expense arising from convertible financing on the Company’s balance sheet.

Accreted interest and principal is $571,636 as of June 30, 2005 and $37,871 as of December 31, 2004.

The following table summarized the various components of the convertible debentures as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Derivative liability	$130,625	$652,254
Warrant liability	281,345	614,609
Convertible debentures	571,636	37,871
	983,606	1,304,734
Adjustment of derivative and Warrant liability to fair value	603,029	(451,863)
Less: Accretion of principal and interest related to convertible debenture	(571,636)	(37,871)
Plus: Accrued interest	32,356	2,144
Total Convertible Debentures	$1,047,355	$817,144
Less: Current portion of Convertible Debentures	(1,047,355)	(817,144)
Total Convertible Debentures	$-0-	$-0-

Included in the above values is accrued interest of $32,356 at June 30, 2005 and $2,144 at December 31, 2004. The interest expense for the three-month and six-month periods ended June 30, 2005 were: $15,461 and $30,211

On December 15, 2005, the Convertible Notes were extended to June 30, 2006 and amended to potentially reduce the price of conversion. (See Note 14 - Subsequent Events).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements: On October 8, 2004, the Company entered into binding offering letters with the Chairman and CEO, the President and the Executive Vice President; as well as one former executive officer and two non-executive officers. Under the terms of the employment agreements, the Executive Officers are to receive base salaries of $290,000, for the President and $270,000 for each of the President and the Executive Vice President, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. The CEO and each officer received stock options to purchase 1,000,000 shares and 500,000 shares, respectively of common stock at $1.00 per share that vest equally over a twelve month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

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

NOTE 12 - EARNINGS PER SHARE

The computations of earnings per share are based upon the weighted average number of outstanding common shares during the periods. For the periods presented the Company has incurred losses, which would make any calculation of earnings per share based on the number of shares calculated under the diluted earnings per share anti-dilutive and therefore the amount is not presented. When their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares, which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised, are calculated to disclose fully-diluted earnings per share.

NOTE 13 - FINANCIAL STATEMENT RESTATEMENTS

The management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended December 31, 2004. As disclosed in Note 12 to the Company’s restated consolidated financial statements for the years ended December 31, 2004 and 2003 included in the Company’s amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, filed with the SEC on March 8, 2006, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. The corrections in this restatement (i.e., fiscal year ended December 31, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three months ended June 30, 2005.

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

Winsonic can provide custom application development for Voice Over Internet Protocol “(VOIP)”, standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast. Winsonic offers expertise for building out digital television networks that accommodate, high definition television, streaming video and real time interactive networks.

WinSonic Digital's objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic Digital's capabilities we invite you to visit the WinSonic website at: www.winsonic.net.

Material Changes in Results of Operations

As a “development stage company” we have not commenced operations and have had no revenue during the quarter ended September 30, 2005, and $25,000 in revenue for the quarter ended September 30, 2004. Prior to 2004, the Company has recorded $32,811 of revenue.

For the three months ended June 30, 2005, the Company incurred an operating of approximately $718,000 ,compared to an operating loss of approximately $301,000 $25,000 in the comparable period of 2004. Total operating expenses were approximately $607,000 for the three-month period, primarily representing selling, general and administrative expenses of approximately $522,000, and depreciation expense of approximately of approximately $86,000 compared to total operating expenses of in the comparable period last year of approximately $207,000 consisting primarily of selling, general, and administrative expenses of approximately $121,000 and depreciation expense of approximately $86,000. For the six month period year to date, the Company incurred an operating loss $1,372,000 , compared to an operating loss of approximately $627,000 in the comparable period of 2004. Total operating expenses for the six month period ending June 30, 2005 were approximately $1,139,000 consisting primarily of selling, general, and administrative of approximately $937,000 and depreciation of approximately $171,000 compared to total operating expenses of approximately $408,000 consisting primarily of selling, general, and administrative of approximately $237,000 and depreciation of approximately $171,000 in the comparable period of 2004.

For the three months ended June 30, 2005, the company incurred interest expense of approximately $303,000 compared to an interest expense of approximately $15,000 in the comparable period of 2004. For the six month period ending June 30, 2005 the company incurred an interest expense of approximately $593,000 compared to an interest expense of approximately $31,000 during 2004. The increase in interest expense during the three months ended June 30, 2005 compared to June 30, 2004 is $288,000. The increase is primarily due to the accretion of $273,000 of interest and principal related to convertible promissory notes, and $15,000 increase of interest related to notes payable for loan payable - related party. For the six months ended June 30, 2005, the increase in interest expense is $562,000, due to the accretion of interest and principal related to convertible promissory notes $534,000 and $30,000 due to increase in interest for loans payable - related party.

During December of 2004 and January of 2005 the company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into the common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2007. Please reference Note 10 of the financial statements titled “Convertible Debentures” for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be classified as an equity obligation(s). However, theoretically the company could be required to issue an indeterminate number of shares of its common stock to satisfy the conversion feature of the debenture. This could theoretically cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time as well. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required torecord the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain(loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” Due to the fact that the underlying convertible debenture and associated warrants were not present in the three month period ended June, 2004 a direct comparison of the present quarter with the prior year’s quarter is not possible During the three month period ended December 31, 2004 the Company recorded in interest expense an Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $452,000 relating to the adjustment of these liabilities. During the three month period ended March 31, 2005 the Company recorded a gain of approximately $1,134,000 from the adjustment of the same liabilities, and during the three month period ending June 30, 2005 the Company recorded an Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $79,000. For the six month period ending June 30, 2005 the company recorded an Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $1,055,000.

For the three month period ending June 30, 2005 the Company recorded a net loss of approximately $1,100,000, compared to the three month period ended June 30, 2004 when the company recorded net income of approximately $273,000. For the six month period ending June 30, 2005 the company recorded a net loss of approximately $911,000 compared to a net loss of approximately $615,000 in the comparable period of 2004.

The management of the company expects that due to the volatile nature of the Company’s common stock price, these liabilities will be correspondingly volatile and as a result will cause the reported net income of the Company to fluctuate in such a manner as to make direct comparisons difficult. The management of the company feels that as long as the derivative and warrant liabilities exist the reported Operating Income will be a more accurate reference for the true performance of the company.

Material Changes in Financial Condition

As of June 30, 2005, the Company had a working capital deficit of approximately $6,599,000, compared to a deficit of approximately $6,092,000 as of December 31, 2004.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report, dated March 18, 2006, that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the six month period ending June 30, 2005 we used approximately $502,000 in our operating activities, compared with approximately $10,000 being generated by operations in the comparable period of 2004.

For the six month period ending June 30, 2005 our investing activities used approximately $12,000 for the purchase of fixed assets, compared to $0 in the comparable period of 2004.

For the six month period ending June 30, 2005 our financing activities generated approximately $77,000 compared to approximately $12,000 being used in the comparable period last year.

For the six month period ending June 30, 2005 the company’s net cash position decreased by approximately $437,000 compared to a net decrease of approximately $2,000 in the comparable period of 2004.

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

We may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, director affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be adequate and on reasonable terms.

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

B.
Equity transactions, including warrants, paid-in capital, and common stock transactions of the Company were reviewed in detail to ensure proper recording of stockholders deficit. During our review of warrants, paid-in capital, and common stock transactions, it was noted that the Company in 2003 year had incorrectly capitalized stock issued for services, rather than expensing cost of the services. The Company has now recorded and disclosed $275,000 as consulting expense in 2003, and reduced the asset by the same amount.

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company. As of March 18, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 of attorney’s fees have been issued and paid, respectively. However, the 900,000 shares due to Mr. Collazo have been subsequently issued in settlement. The agreement had no effect on the operating results for the 1st Quarter of 2004 or 2005; and an estimated liability of $1,020,000 for legal settlements was recorded as of March 31, 2005 and December 31, 2004.

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

On June 22, 2005 we issued 66,667 shares of our common stock valued at $0.68 per share in exchange for services provided to the company.

On December 16, 2005 as part of a revised agreement including the cancellation of $842,000 of Notes Payable and return of certain pledged equipment, 820,000 shares were issued to DSI in exchange for the operating equipment.. (See Note 15 - Subsequent Events).

On September 29,2005 the Company issued 1,670,000 shares of common stock valued at approximately $1.20 per share, or $2 million. In return, Native American Television Network (NATVN) ,issued to the Company 4 million shares of its common stock valued at $.50 per share, or $2 million.

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

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

Date: March 22, 2006	By:	/s/ WINSTON JOHNSON

Name: Winston Johnson Title: CEO Chairman

Date: March 22, 2006	By:	/s/ ERIC YOUNG

Name: Eric Young Title: CFO

WINSONIC DIGITAL MEDIA GROUP, LTD.

Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2005

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