Form 10QSB
period 2005-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-03-30
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

101 Marietta Street, Suite 2600
Atlanta, GA.	30303
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (404) 230-5705

(not applicable)
(former name, former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The issuer had 35,543,629 shares of common stock outstanding as of September 30, 2005

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2005

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet as of September 30, 2005 (Unaudited) and December 31, 2004	2
Statement of Operations and Accumulated Deficit (Unaudited)
for the Three and Nine Months Ended September 30, 2005 and 2004
and from inception to September 30, 2005	3
Statements of Cash Flows (Unaudited) for the Three and Nine Months
Ended September 30, 2005 and 2004
and from inception to September 30, 2005	4
Statement of Stockholders’ Deficit	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis or Plan of Operation	19
Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES	28

EXHIBIT INDEX	29

iii

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have reviewed the accompanying balance sheet of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the three and nine months ended September 30, 2005 and Inception to September 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Las Vegas, Nevada
March 28, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 & DECEMBER 31, 2004 (Restated)
(UNAUDITED)

	Unaudited	Audited
	9/30/2005	12/31/2004
		(Restated)
ASSETS

ASSETS:

Current assets:
Cash	$2,596	$436,749
Deposit	78,000	82,490
Total current assets	80,596	519,239

Fixed assets:
Computer equipment	1,583,474	1,577,269
Infrastructure	320,000	320,000
Software	165,515	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(807,755)	(550,955)
Total fixed assets	1,274,274	1,519,354

Equity Investment	2,000,000	—

TOTAL ASSETS	$3,354,870	$2,038,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,825,393	$1,514,625
Accrued payroll and related taxes	1,232,925	781,575
Legal settlement liabilities	1,020,000	1,020,000
Loans payable	376,413	357,506
Loan payable -related party	568,603	683,726
Note payable	847,000	847,000
Accrued interest on notes payable	139,825	101,640
Derivative liability related to convertible debentures	116,163	652,254
Warrant liability related to convertible debentures	199,670	614,609
Convertible debentures	991,849	37,871
Total current liabilities	7,317,841	6,610,806

Long-Term liabilities:	—	—
Total long-term liabilities	—	—

TOTAL LIABILITIES	7,317,841	6,610,806

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares
authorized, 35,543,629 and 33,620,884 shares issued and
outstanding at September 30, 2005 and December 31, 2004, respectively	35,544	33,621
Additional paid-in capital	5,159,672	2,918,261
Common stock payable, $1.00 per share	820,000	820,000
Accumulated deficit during development stage	(9,978,187)	(8,344,095)
Total stockholders' deficit	(3,962,971)	(4,572,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,354,870	$2,038,593

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2004
AND FROM INCEPTION TO
SEPTEMBER 30, 2005
(UNAUDITED)

	For the quarter ended September 30,		For the nine months ended September 30,		Inception to
	2005	2004	2005	2004	September 30, 2005

REVENUE	$—	$—	$—	$25,000	$57,811

COST OF GOODS SOLD	40,232	11,933	273,946	256,119	981,902

GROSS PROFIT	(40,232)	(11,933)	(273,946)	(231,119)	(924,091)

EXPENSES:
Selling, general and administrative	224,604	452,139	776,904	589,047	3,797,546
Selling, general and administrative, related party	207,500	49,800	622,500	149,400	1,174,442
Consulting Services - related party	—	—	—	—	1,125,934
Depreciation and amortization expense	85,600	85,589	256,800	256,767	807,755
Total expenses	517,704	587,528	1,656,204	995,214	6,905,677

OPERATING INCOME (LOSS)	(557,936)	(599,461)	(1,930,150)	(1,226,333)	(7,829,768)

OTHER INCOME/(EXPENSES):
Interest expense	(323,208)	(15,457)	(916,505)	(46,371)	(1,974,827)
Legal Settlement Costs	—	—	—	—	(1,020,000)
Unrealized gain on adjustment of derivative and warrant
liability to fair value of underlying securities	157,210		1,212,102		760,239
Interest income	28	—	461	—	718
Other income(expenses)	—	—	—	43,095	85,451
Total other income/(expenses)	(165,970)	(15,457)	296,058	(3,276)	(2,148,419)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(723,906)	(614,918)	(1,634,092)	(1,229,609)	(9,978,187)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(723,906)	$(614,918)	$(1,634,092)	$(1,229,609)	$(9,978,187)

Basic weighted average number of
common shares outstanding	14,906,150	6,004,200	14,906,150	6,004,200

Net loss per basic and diluted common share	$(0.05)	$(0.10)	$(0.11)	$(0.20)

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 & 2004 AND FROM INCEPTION TO
SEPTEMBER 30,2005
(UNAUDITED)

	For the nine months ended September 30,		Inception to
	2005	2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,634,092)	$(1,229,610)	$(9,978,187)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	256,800	256,767	807,755
Accretion of principal and interest related
to convertible debentures	826,801	—	864,672
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	(1,212,102)	—	(760,240)
Stock based compensation	243,334	—	1,739,647
Change in operating assets and liabilities:
(Increase) decrease in deposit	4,490	—	(78,000)
Increase (decrease) in bank overdraft	—	(4,205)	—
Increase in accounts payable and accrued expenses	310,769	436,705	2,069,364
Increase (decrease) in accrued payroll and related taxes	451,349	287,342	1,232,924
Increase in legal settlement liabilities	—	—	1,020,000
Increase in interest payable	38,184	12,705	139,824
Net cash provided by (used in) operating activities	(714,467)	(240,296)	(2,942,241)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(11,720)	—	(2,082,029)
Net cash used in investing activities	(11,720)	—	(2,082,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	18,907	240,789	407,913
Proceeds from loan payable - related party	44,877	—	728,603
Payment on note payable - related party	(160,000)	—	(160,000)
Proceeds from note payable - Digital Services
International, Inc.	—	—	847,000
Proceeds from convertible debentures	388,250	—	1,203,250
Proceeds from warrants for common stock	—	—	2,000,100
Net cash provided by financing activities	292,034	240,789	5,026,866

NET INCREASE (DECREASE) IN CASH	(434,153)	493	2,596

CASH, BEGINNING OF PERIOD	436,749	—	—

CASH, END OF PERIOD	$2,596	$493	$2,596

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH INVESTING ACTIVITIES:
Stock based acquisition of equity investment	$2,000,000	$—	$2,000,000

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Accumulated
							Deficit
					Additional	Common	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$—	10,000,000	$—	$—		$—	$—

Reverse Merger - ReAcquisition of all outstanding shares
of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	—	(10,000,000)	—				—

Issuance of common stock to founder for services		—	6,004,200	6,004	—			6,004

Balance, September 10, 2002 (Recasted)	—	—	6,004,200	6,004	—	—		6,004

Issuance of stock warrants (December 26, 2002)	—	—	—	—	—	990,600	—	990,600

Net loss	—	—	—	—	—	—	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	—	—	6,004,200	6,004	—	990,600	(647,417)	349,187

Issuance of stock warrants	—	—	—	—	—	1,009,500	—	1,009,500

Net loss	—	—	—	—	—	—	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	—	—	6,004,200	6,004	—	2,000,100	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	—	—	1,980,946	1,981	1,488,328	—	—	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	—	—	758,000	758	572,742	—	—	573,500

Issuance of common stock, $1.00 price per share	—	—	921,600	922	920,678	(921,600)	—	—

Conversion of common stock payable to loan payable	—	—	—	—	60,000	(258,500)	—	(198,500)

Issuance of common stock related to reverse-merger	—	—	23,956,138	23,956	(123,487)	—	—	(99,531)

	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	—	$—	33,620,884	$33,621	$2,918,261	$820,000	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.00 average price per share			94,615	95	122,905			123,000

Issuance of common stock for services, $0.59 average price per share			91,463	91	74,909			75,000

Issuance of common stock for services, $0.68 average price per share			66,667	67	45,267			45,334

Issuance of common stock for equity investment in NATVN, $0.47 average price per share			1,670,000	1,670	1,998,330			2,000,000

Net loss	—	—	—	—	—	—	(1,634,092)	(1,634,092)

Balance, September 30, 2005	—	$—	35,543,629	$35,544	$5,159,672	$820,000	$(9,978,187)	$(3,962,971)

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents. The Company had cash on hand as of September 30, 2005 and December 31, 2004, of $2,596 and $436,749, respectively, with the cash balance $327,135 in excess of federally insured limit on December 31, 2004.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three-months ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three-months Ended		For the Nine-months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss) as Reported	$(723,906)	$(614,918)	$(1,634,092)	$(1,229,609)
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(202,248)	-0-	(615,913)	-0-

Net Income (loss) Pro forma	$(926,154)	$(614,918)	$(2,250,005)	$(1,229,609)
Pro forma earnings (loss) per share	$(0.06)	$(0.10)	$(0.15)	$(0.20)

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

Depreciation expense for the three-month periods ended September 30, 2005 and 2004 was $85,600 and $85,589; for the nine-month periods ended September 30, 2005 and 2004 were $256,800 and $256,767 respectively.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the periods ended September 30, 2005 and 2004.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. There were no research and development costs during the periods ended September 30, 2005 and 2004.

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

In December 2004, the FASB issued Financial Accounting Standards Statement No. 152 “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after September 15, 2005. The Company does not expect SFAS 152 to have a material impact on its financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after September 15, 2005. Accordingly the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

NOTE 2 - COMMON STOCK

Issuance of Common Stock

First Quarter: During January and March 2005 the Company issued 94,615 and 91,463 shares respectively to a private investment partnership. The stock was issued at $1.30 per share in January and $0.82 per share in March. The stock was part of a warrant, exercisable at $0.07 per share, which was issued to compensate certain professional advisors for services rendered during 2004. The stock was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For September, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants).

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

Third Quarter: During September 2005 the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for common stock, in accordance with a stock exchange agreement entered into by both parties. The 1,670,000 shares issued by the Company, was valued at $1.20 per share, or $2,000,000. The 4,000,000 common stock shares received from NATVN, Inc. was valued at $0.50 per share or $2,000,000 and was recorded by the Company as an Equity Investment. (See Note 6 - Equity Investment for further details regarding this transaction.)

NOTE 3 - RELATED PARTY TRANSACTIONS

Officer’s compensation for services for the three-month period ended September 30, 2005 and 2004 was $207,500 and $49,800; for the nine-month period ended September 30, 2005 and 2004 was $622,500 and 149,400 and was included in general and administrative expenses, related party. The compensation for services from inception was as follows:

Compensation	2003	2004 - Q1	2004 - Q2	2004 - Q3	2004 - Q4	2005 - Q1	2005 - Q2	2005 - Q3
CEO	199,200	49,800	49,800	49,800	72,500	72,500	72,500	72,500
President	0	0	0	0	62,419	67,500	67,500	67,500
Exec Vice Pres	0	0	0	0	62,419	67,500	67,500	67,500
Total	199,200	49,800	49,800	49,800	197,338	207,500	207,500	207,500

Loan Payable - Related Party

As of December 31, 2004 the Company has a loan payable totaling $683,726 to the, C.E.O., consisting of principal of $600,000, which was due September 3, 2004 , plus 80,000 shares of common stock valued at $64,000, both payable to maker of the note. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balance of $683,726 is $19,726 as of December 31, 2004. Quarterly interest in the amount of $15,000 per quarter was accrued during the three-month periods and $44,877 for the nine-month periods ended September 30, 2005 and 2004.

During the 1st Quarter of 2005, the Company paid $160,000 to the CEO against this loan. At September 30, 2005 and December 31, 2004 the balance of the loan was $568,603 and $683,726 respectively.

(See Note 14 - Subsequent Events relating to a 4th Quarter payment against this loan from the Company in the form of common stock issuance to the CEO, valued at $231,000).

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and brought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company.

On March 16, 2006, the 900,000 shares due to Mr. Collazo have been issued by the Company to Mr. Collazo in settlement. As of March 23, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 or 200,000 shares for attorney’s fees have been issued and paid, respectively. The agreement had no effect on the operating results for the 1st, 2nd or 3rd Quarters of 2005 or 2004; and an estimated liability of $1,020,000 for legal settlements was recorded as of September 30, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of September 30, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability included in accounts payable of the Company as of September 30, 2005 and December 31, 2004.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgement, whereby the Company shall pay a settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006.

NOTE 5 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2005, the Company has recognized $57,811 of revenues to date and had accumulated losses of approximately $9,978,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 6 - EQUITY INVESTMENT

Native American Television Network, Inc.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to Native American TV Network [“NATVN”] , wherein the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. The Company’s common stock of 1,670,000 shares was valued at $1.20 per share, or $2 million. NATVN’s common stock issuance to the Company of 4 million shares was valued at $0.50 per share, or $2 million. As of September 30, 2005, the Company has recorded a $2 million Equity Investment as a long-term asset, and zero as of December 31, 2004.

NATVN, based in Albuquerque, New Mexico is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on a regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. There was no prior material relationship between the two companies or their affiliates other than in respect of the agreement.

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

NOTE 7 - FIXED ASSETS

The major classifications of property and equipment consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Computer Equipment	$1,583,474	$1,577,269
Infrastructure	320,000	320,000
Software	165,515	160,000
Furniture & fixtures	13,040	13,040
Total Fixed Assets	2,082,029	2,070,309
Less: accumulated depreciation	(807,755)	(550,955)

Net Fixed Assets	$1,274,274	$1,519,354

Depreciation expense for the three-month periods ended September 30, 2005 and 2004 was $85,600 and $85,589; for the nine-month periods ended September 30, 2005 and 2004 were $256,800 and $256,767 respectively.

In December 2005, the Company reduced computer equipment, infrastructure, and software included in the above Fixed Assets by $842,000 by renegotiating it’s equipment purchase agreement and related Note payable with Digital Service International (“DSI”). (See Note 14 - Subsequent Events for further detail regarding the subsequent transaction).

NOTE 8 - LOANS PAYABLE

The Company has loans outstanding of $376,413 and $357,506 as of September 30, 2005 and December 31, 2004, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	LOANS PAYABLE	September 30, 2005	December 31, 2004
Unstated	Eight convertible promissory notes, due October 2004, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500
6.00%	A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $11,627 at September 30, 2005 and $6,780 at December 31, 2004.	119,627	114,780
6.00%	A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $6,021 at September 30, 2005 and $4,226 at December 31, 2004.	46,021	44,226
Unstated	A loan, initiated during the second quarter, containing principal of $2,000 with no stated interest rate, repayment terms, or maturity date. No interest was imputed during thequarter.	2,000	-0-
Unstated	A loan, initiated during the second quarter, containing principal of $10,265, with no stated interest rate, repayment terms or maturity date. No interest was imputed during the quarter.	10,265	-0-
Total Loans Payable		$376,413	$357,506

NOTE 9 - NOTE PAYABLE AND PLEDGED ASSETS

Interest Rate	NOTES PAYABLE	September 30, 2005	December 31, 2004
Unstated	A loan due April 13, 2003, containing principal of $847,000 with no stated interest rate. The loan was secured with fixed assets (computer equipment, infrastructure and software). On December 16, 2005 the Company paid $5,000 and returned certain pledged equipment thus satisfying the note holder. Consistent with the final resolution of the agreement, no interest or finance charges have been accrued.	$847,000	$847,000
Total Note Payable		$847,000	$847,000

(See Note 14 - Subsequent Events for further detail regarding the December 16, 2005 transaction).

NOTE 10 - CONVERTIBLE DEBENTURES

During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000 respectively from a Convertible Note and Warrant Purchase Agreement [“the Agreement”]. The offering was made to accredited investors. The Convertible Notes including interest of 6% were due in December of 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $.70 per share (285,714 shares of common stock), through December 2007. On December 15, 2005, the Convertible Notes of $1,015,000 were extended to June 30, 2006. (See Note 14 - Subsequent events for further detail regarding the extension of the agreements).

During the 2nd and 3rd quarters of 2005, the Company received proceeds of 188,250, consisting of 6 offerings, evidenced by Convertible Note and Warrant Purchase Agreements [“the Agreement”]. The offering was made to accredited investors. Total proceeds received from the Agreements as of September 30, 2005 are $1,203,250.

The transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note payable (included in the current liabilities as a “derivative liability”).

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

The Company allocated the proceeds received between the convertible debt and the detachable warrant based upon the relative fair market values on the date proceeds were received.

Subsequent to the initial recording, the change in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the change in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture, is accrued as adjustments to the liabilities at September 30, 2005 and December 31, 2004.

The expense relating to the change in the fair value of the Company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an item of other income and expense in the form of an unrealized interest income or expense arising from convertible financing on the Company’s balance sheet.

Accreted interest and principal is $991,849 as of September 30, 2005 and $37,871 as of December 31, 2004.

The following table summarized the various components of the convertible debentures as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Derivative liability	$116,163	$652,254
Warrant liability	199,670	614,609
Convertible debentures	991,849	37,871
Subtotal	1,307,682	1,304,734
Adjustment of derivative and Warrant liability to fair value	760,240	(451,863)
Less: Accretion of principal and interest related to convertible debenture	(864,672)	(37,871)
Total Proceeds from Convertible Debentures	1,203,250	815,000
Plus: Accrued interest	$58,267	$2,144
Total Convertible Debentures	1,261,517	817,144
Less: Current portion of Convertible Debentures	$(1,261,517)	$(817,144)
Total Non-current Convertible Debentures	$-0-	$-0-

Included in the above values is accrued interest of $58,267 at September 30, 2005 and $2,144 at December 31, 2004. The interest expense for the three-month and nine-month periods ended September 30, 2005 is $25,911 and $56,153.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements: On October 8, 2004, the Company entered into binding offering letters with the Chairman and CEO, the President and the Executive Vice President; as well as one former executive officer and two non-executive officers. Under the terms of the employment agreements, the Executive Officers are to receive base salaries of $290,000, for the President and $270,000 for each of the President and the Executive Vice President, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. The CEO received 1,000,000 stock options and the remaining two officers received 500,000 stock options each to purchase common stock at $1.00 per share that vest equally over a twelve month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

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

NOTE 13 - FINANCIAL STATEMENT RESTATEMENTS

The management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended December 31, 2004. As disclosed in Note 12 to the Company’s restated consolidated financial statements for the years ended December 31, 2004 and 2003 included in the Company’s amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, filed with the SEC on March 8, 2006, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. The corrections in this restatement (i.e., fiscal year ended December 31, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2005.

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

NOTE 14 - SUBSEQUENT EVENTS

Equipment paid via issuance of stock, cash payment and satisfaction of Note Payable

On December 16, 2005, the Company renegotiated its equipment purchase agreement and related note payable for computer equipment, software and infrastructure with Digital Service International (“DSI”). The equipment, valued at $1,667,000, was paid in this amendment by the conversion of a common stock payable to DSI for 820,000 common stock shares valued at $1.00 each, a $5,000 payment from the Company against the $847,000 DSI note payable, and the satisfaction of the remaining $842,000 note obligation by the return of $842,000 underlying pledged equipment. The effect in the fourth quarter of 2005 will be to reduce the liabilities of the Company by $847,000, reduce the value of the fixed assets of the Company by $847,000 and increase shares outstanding by 820,000 with a related credit to Par Value of $820 and Paid in Capital of $819,180.

The accrued finance charges of $139,825 as of September 30, 2005 relating to the note were recaptured. The credit to interest expense is included in the other income for the fourth quarter of 2005.

Loan Payable - Related Party

During the 4th Quarter of 2005, 700,000 shares of the Company’s common stock were issued to the CEO as payment to be applied against the balance of a loan (See Footnote 3 - Related Party Transactions). The agreed-to price per share of the issued common stock was $0.33 per share or $231,000, based on the market price of the stock on December 5, 2005. The balance of the related party loan was reduced by this $231,000 during the 4th Quarter.

Extension and Amendment of Convertible Note Agreements

On December 15, 2005, the Company entered into agreements with the convertible note holders to extend the maturity date and amend the conversion and repayment provisions. The maturity date of the notes were originally December 15, 2005, and were extended to June 30, 2006.

Additionally, the terms of conversion were amended to provide that the principal and interest will be converted at the rate of $0.40 per share or 15% below the average closing price of the Company’s common stock for the previous 20 trading days. Previously the conversion was to take place at the lower of $0.70 per share or 15% below the average closing price of the Company’s common stock for the previous 20 trading days. (See Note 10 - Convertible Debentures).

Automated Interiors Acquisition

On January 11, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 411,955 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of Interiors, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 1st Quarter of 2006. Non-qualifying stock options were offered to five executives of Interiors to purchase 1,200,000 shares of common stock o the Company. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company in exchange for the net assets of Interiors as of the date of the transaction and cash flows, is $102,989.

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

We are pursuing the commercialization of our products, which we believe establishes a new standard for media distribution of digital content and information, seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (move files in a secure environment), wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Winsonic facilities-based products and services in out-of-franchise markets enable communications companies such as Verizon to partner with Winsonic allowing us to provide services to their customers and share in the revenue. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport world wide telecommunications services for film and television.

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

To better understand the effects of this digital landscape, evidenced by cable industry consolidation, cross industry completion and technical standards, we have examined the underlying drivers, both from a market and technology viewpoint. Changes in government regulation and the consumer demand for choice are driving the new environment.

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

Winsonic can provide digital custom application development for Voice Over Internet Protocol “(VOIP)”, standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast. Winsonic offers the exspertise for building out digital television networks that accommodate, high definition television, streaming video and real time interactive networks.

WinSonic Digital's objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic Digital's capabilities we invite you to visit the WinSonic website at: www.winsonic.net.

In late September of 2005 the Company entered into an agreement with the Native American Television Network (“NATVN”), based in Albuquerque, New Mexico. NTAVN intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on a regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. A more detailed description of the agreement with NATVN can be found in Note 6 of the financial statements.

In January of 2006 we acquired Automated Interiors, LLC, (“AI”), AI is an integrated, converged solutions provider for cities, communities and facilities. AI designs and/or installs electronic systems, home theaters, closed circuit television, structured wiring, lighting controls, music and video distribution, phone systems, and security automation systems. For a more detailed description of the acquisition of Automated Interiors please see Note 14 of the financial statements.

Material Changes in Results of Operations

As a “development stage company” we have not commenced commercial operations and have had no revenue during the quarters ended September 30, 2005 and 2004, and only $25,000 during the nine month period ende September 30, 2004. Prior to 2004, the Company has recorded $32,811 of revenue.

For the three months ended September 30, 2005, we incurred an operating loss of approximately $558,000 compared to an operating loss of approximately $599,000 in the comparable period of 2004. Total operating expenses were approximately $518,000 for the three-month period, primarily representing selling, general and administrative expenses of approximately $432,000 and depreciation expense of approximately of approximately $86,000, compared to total operating expenses of in the comparable period last year of approximately $588,000 consisting primarily of selling, general, and administrative expenses of approximately $502,000 and depreciation expense of approximately $86,000. For the nine month period, year to date, the company incurred a loss from operations of approximately $1,930,000 compared to a loss of approximately $1,226,000 in the comparable period of 2004. Total operating expenses for the nine month period ending September 30, 2005 were approximately $1,656,000 consisting primarily of selling, general, and administrative of approximately $1,399,000 and depreciation of approximately $257,000 compared to total operating expenses of approximately $995,000 consisting primarily of selling, general, and administrative of approximately $738,000 and depreciation of approximately $257,000 in the comparable period of 2004.

For the three months ended September 30, 2005, the company incurred interest expense of approximately $323,000 compared to an interest expense of approximately $15,000 in the comparable period of 2004. For the nine month period ending September 30, 2005 the company incurred an interest expense of approximately $917,000 compared to an interest expense of approximately $46,000 in the comparable period of 2004. The increase in interest expense during the three months ended September 30, 2005 is $308,000. The increase is primarily due to the accretion of $292,000 for principal and interest related to convertible promissory notes, and $15,000 increase in interest related to notes payable for operating equipment. For the nine months ended September 30, 2005, the increase in interest expense is $870,000, consisting primarily of $826,000 due to the accretion of principle and interest related to convertible promissory notes, and $30,000 due to interest on notes payable for operating equipment.

During December of 2004 and January of 2005 the company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into the common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2007. Please reference Note 10 of the financial statements titled “Convertible Debentures” for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be classified as an equity obligation(s). However, theoretically the company could be required to issue an indeterminate number of shares of its common stock to satisfy the conversion feature of the debenture. This could theoretically cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time as well. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” Due to the fact that the underlying convertible debenture and associated warrants were not present in the three month period ended September, 2004 a direct comparison of the present quarter with the prior year’s quarter is not possible. During the three month period ended December 31, 2004 the Company recorded in interest expense an Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $452,000 relating to the adjustment of these liabilities. During the three month period ended March 31, 2005 the Company recorded a gain of approximately $1,134,000 from the adjustment of the same liabilities, during the three month period ending June 30, 2005 the Company recorded an Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $79,000, and for the three month period ending September 30, 2005 the company recorded an Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $157,000. For the nine month period ending September 30, 2005 the company recorded an Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities of approximately $1,212,000.

For the three month period ending September 30, 2005 the Company recorded a net loss of approximately $724,000, compared to the three month period ended September 30, 2004 when the company recorded a net loss of approximately $615,000. For the nine month period ending September 30, 2005 the company recorded a net loss of approximately $1,634,000 compared to a net loss of approximately $1,230,000 in the comparable period of 2004.

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

Material Changes in Financial Condition

As of September 30, 2005, we had a working capital deficit of approximately $7,237,000, compared to a deficit of approximately $6,092,000 as of December 31, 2004.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their review report that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the nine month period ending September 30, 2005 we used approximately $714,000 in our operating activities, compared with approximately $240,000 being used in the comparable period of 2004.

For the nine month periods ending September 30, 2005 our investing activities used approximately $12,000 for the purchase of fixed assets, compared to $0 in the comparable period of 2004.

For the nine month period ending September 30, 2005 our financing activities generated approximately $292,000 compared to approximately $241,000 being generated in the comparable period last year. The $292,000 financing activity in 2005 consists primarily of proceeds from convertible debentures of $388,000, partially offset by a payment of related party loan payable of $160,000.

For the nine month period ending September 30, 2005 the company’s net cash position decreased by approximately $434,000 compared to no net change in the comparable period of 2004.

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

We may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. We require additional capital, which we intend to raise through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, director affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee any such financing can be obtained or, if obtained, that it will be on adequate or reasonable terms.

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

A.
The Company undertook an organizational restructure with the merger of Winsonic Holdings, Ltd. and Winsonic Digital Cable Systems Network with Media and Entertainiment.com, Inc., thus creating Winsonic Digital Media Group, Ltd. The circumstances and transactions of the merger on October 7, 2004 were thoroughly reviewed. The merger was considered a capital transaction in substance, rather than a business combination, resulting in a reverse acquisition for accounting purposes, thereby yielding no recording of goodwill, and called for the proper recording of issuance of 6,004,200 common stock shares to the founder and CEO. Also, as mentioned in Note 1 - Organization and Purpose (on page F-7), the Company considered SAB Topic 4C in disclosing that stockholders deficit and loss per share were retroactively recast using historical data from Winsonic. The entry to record par value of $6,004 was a credit to common stock and debit to related party-selling, general and administrative expenses as of September 10, 2002 (inception).

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

Each prior period adjustment and related disclosure was appropriately confirmed as correct via a review with the previous auditors, Chavez and Koch, as evidenced in their opinion in the Report of Independent Public Registered Accounting Firm, dated August 16, 2005, filed with the Company’s Form 10KSB/A.

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

In the above-described pending litigation brought by the Company against Collazo, in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and brought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with Collazo because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, and that the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that Collazo did not receive the equity promised him. The Company denied the allegations of the Cross Complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly the value of 900,000 shares of common stock as well as $120,000 of attorney fees was charged as current year expenses as of December 31, 2004. The settlement was not accomplished by June 10, 2005, whereby Mr. Collazo may exercise at his option the right to enforce the settlement agreement for payment of attorney fees or convert the obligation of payment for attorney fees to a demand for issuance of 200,000 shares of stock in the Company.

On March 16, 2006, the 900,000 shares due to Mr. Collazo have been issued by the Company to Mr. Collazo in settlement. As of March 23, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 or 200,000 shares for attorney’s fees have been issued and paid, respectively. The agreement had no effect on the operating results for the 1st, 2nd or 3rd Quarters of 2005 or 2004; and an estimated liability of $1,020,000 for legal settlements was recorded as of September 30, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which is expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of September 30, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 is expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability included in accounts payable of the Company as of September 30, 2005 and December 31, 2004.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgement, whereby the Company shall pay a settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2005 we issued 66,667 shares of our common stock valued at $0.68 per share in exchange for services provided to the company.

On September 29, 2005 the Company issued 1,670,000 shares of common stock valued at approximately $1.20 per share, or $2 million. In return, Native American Television Network (NATVN) issued to the Company 4 million shares of its common stock valued at $.50 per share, or $2 million.

Item 3. Defaults Upon Senior Securities.

The company is not currently in default on any of its Senior Debt Agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any matters submitted to a vote of the shareholders.

Item 5. Other Information.

Subsequent Events:

On January 11, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 411,955 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of Interiors, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 1st Quarter of 2006. Non-qualifying stock options were offered to five executives of Interiors to purchase 1,200,000 shares of common stock o the Company. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company in exchange for the net assets of Interiors as of the date of the transaction and cash flows, is $102,989.

Item 6. Exhibits and Reports on Form 8-K.

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Registrant)
March 28, 2006	By:	/s/ Winston Johnson
Winston Johnson CEO Chairman

March 28, 2006	By:	/s/ Eric Young
Eric Young, CFO

WINSONIC DIGITAL MEDIA GROUP, LTD
Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2005

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