Form 10QSB/A
period 2005-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-05-18
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600
Atlanta, GA. (Address of principal executive offices)	30303 (Zip Code)

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

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have reviewed the accompanying balance sheet of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the three and nine months ended September 30, 2005 and Inception to September 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB/A for the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Las Vegas, Nevada
May 9, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 & DECEMBER 31, 2004 (Restated)
(UNAUDITED)

	Unaudited 9/30/2005	Audited 12/31/2004
		(Restated)
ASSETS
ASSETS:

Current assets:
Cash	$2,596	$436,749
Deposit	78,000	82,490
Total current assets	80,596	519,239

Fixed assets:
Computer equipment	1,583,474	1,577,269
Infrastructure	320,000	320,000
Software	165,515	160,000
Furniture & fixtures	13,040	13,040
Less: accumulated depreciation	(807,755)	(550,955)
Total fixed ssets	1,274,274	1,519,354

TOTAL ASSETS	$1,354,870	$2,038,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$1,825,393	$1,514,625
Bank overdraft	-	-
Accrued payroll and related taxes	1,232,925	781,575
Legal settlement liabilities	1,020,000	1,020,000
Loans payable	376,413	357,506
Loan payable -related party	568,603	683,726
Note payable	847,000	847,000
Accrued interest on notes payable	139,825	101,640
Derivative liability related to convertible debentures	116,163	652,254
Warrant liability related to convertible debentures	199,670	614,609
Convertible debentures	991,849	37,871
Total current liabilities	7,317,841	6,610,806

Long-Term liabilities:	-	-
Total long-term liabilities	-	-

TOTAL LIABILITIES	7,317,841	6,610,806

Stockholders’ deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized, 35,543,629 and 33,620,884 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	35,544	33,621
Additional paid-in capital	3,159,672	2,918,261
Common stock payable, $1.00 per share	820,000	820,000
Accumulated deficit during development stage	(9,978,187)	(8,344,095)
Total stockholders’ deficit	(5,962,971)	(4,572,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,354,870	$2,038,593

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 & 2004
AND FROM INCEPTION TO
SEPTEMBER 30, 2005
(UNAUDITED)

	For the quarter ended September 30,		For the nine months ended September 30,		Inception to September 30, 2005
	2005	2004	2005	2004
REVENUE	$-	$-	$-	$25,000	$57,811

COST OF GOODS SOLD	40,232	11,933	273,946	256,119	981,902

GROSS PROFIT	(40,232)	(11,933)	(273,946)	(231,119)	(924,091)

EXPENSES:
Selling, general and administrative	224,604	452,139	776,904	589,047	3,797,546
Selling, general and administrative, related party	207,500	49,800	622,500	149,400	1,174,442
Consulting Services - related party	-	-	-	-	1,125,934
Depreciation and amortization expense	85,600	85,589	256,800	256,767	807,755
Total expenses	517,704	587,528	1,656,204	995,214	6,905,677

OPERATING INCOME (LOSS)	(557,936)	(599,461)	(1,930,150)	(1,226,333)	(7,829,768)

OTHER INCOME/ (EXPENSES):
Interest expense	(323,208)	(15,457)	(916,505)	(46,371)	(1,974,827)
Legal Settlement Costs	-	-	-	-	(1,020,000)
Unrealized gain on adjustment of derivative and warrant
liability to fair value of underlying securities	157,210		1,212,102		760,239
Interest income	28	-	461	-	718
Other income(expenses)	-	-	-	43,095	85,451
Total other income/ (expenses)	(165,970)	(15,457)	296,058	(3,276)	(2,148,419)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(723,906)	(614,918)	(1,634,092)	(1,229,609)	(9,978,187)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(723,906)	$(614,918)	$(1,634,092)	$(1,229,609)	$(9,978,187)

Basic weighted average number of common shares outstanding	14,906,150	6,004,200	14,906,150	6,004,200

Net loss per basic and diluted common share	$(0.05)	$(0.10)	$(0.11)	$(0.20)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 & 2004 AND FROM INCEPTION TO
SEPTEMBER 30,2005
(UNAUDITED)

	For the nine months ended September 30,		Inception to September 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,634,092)	$(1,229,610)	$(9,978,187)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	256,800	256,767	807,755
Accretion of principal and interest related to convertible debentures	826,801	-	864,672
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(1,212,102)	-	(760,240)
Stock based compensation	243,334	-	1,739,647
Change in operating assets and liabilities:
(Increase) decrease in deposit	4,490	-	(78,000)
Increase (decrease) in bank overdraft	-	(4,205)	-
Increase in accounts payable and accrued expenses	310,769	436,705	2,069,364
Increase (decrease) in accrued payroll and related taxes	451,349	287,342	1,232,924
Increase in legal settlement liabilities	-	-	1,020,000
Increase in interest payable	38,184	12,705	139,824
Net cash provided by (used in) operating activities	(714,467)	(240,296)	(2,942,241)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(11,720)	-	(2,082,029)
Net cash used in investing activities	(11,720)	-	(2,082,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	18,907	240,789	407,913
Proceeds from loan payable - related party	44,877	-	728,603
Payment on note payable - related party	(160,000)	-	(160,000)
Proceeds from note payable - Digital Services	-
International, Inc.	-	-	847,000
Proceeds from convertible debentures	388,250	-	1,203,250
Proceeds from warrants for common stock	-	-	2,000,100
Net cash provided by financing activities	292,034	240,789	5,026,866

NET INCREASE (DECREASE) IN CASH	(434,153)	493	2,596

CASH, BEGINNING OF PERIOD	436,749	-	-

CASH, END OF PERIOD	$2,596	$493	$2,596

SUPPLEMENTARY INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit
Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-		$-	$-

Reverse Merger - ReAcquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-				-

Issuance of common stock to founder for services		-	6,004,200	6,004	-			6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-		6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	990,600

Net loss	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	1,009,500

Net loss	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	1,490,309

Issuance of common stock in satisafaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	(99,531)

Net loss	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.00 average price per share			94,615	95	122,905			123,000

Issuance of common stock for services, $0.59 average price per share			91,463	91	74,909			75,000

Issuance of common stock for services, $0.68 average price per share			66,667	67	45,267			45,334

Issuance of common stock for equity investment in NATVN			1,670,000	1,670	(1,670)			-

Net loss	-	-	-	-	-	-	(1,634,092)	(1,634,092)

Balance, September 30, 2005	-	$-	35,543,629	$35,544	$3,159,672	$820,000	$(9,978,187)	$(5,962,971)

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three-months ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three-months Ended		For the Nine-months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss) as Reported	$(723,906)	$(614,918)	$(1,634,092)	$(1,229,609)
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(202,248)	-0-	(615,913)	-0-

Net Income (loss) Pro forma	$(925,154)	$(614,918)	$(2,250,005)	$(1,229,609)
Pro forma earnings (loss) per share	$(0.06)	$(0.10)	$(0.15)	$(0.20)

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

Second Quarter: During June 2005 the Company issued 66,667 shares to a private investment partnership. The stock was issued at $0.68 per share. The stock, similar to that issued in January and March was paid to compensate professional advisors for services rendered during 2004 and was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For September, the warrant holders received 66,667 shares of common stock and contributed 33,333 shares valued at $0.21 per share, worth $7,000 (the cost of their warrants).

Third Quarter: During September 2005 the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for 4,000,000 shares of common stock, in accordance with a stock exchange agreement entered into by both parties. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also a shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of September 30, 2005 since there were no tangible or intangible assets and signed agreements in place. (See Note 6 - Equity Investment for further details regarding this transaction.)

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

Native American Television Network, Inc. (“NATVN”)

During the third quarter, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN equity. The transaction was negotiated by officers of the respective organizations who were not shareholders in both organizations. However, the President of the Company and a Company shareholder were shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

NOTE 4 – SUMMARY OF LEGAL PROCEEDINGS

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

On March 16, 2006, the 900,000 shares due to Mr. Collazo were issued by the Company to Mr. Collazo in settlement. As of March 23, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 or 200,000 shares for attorney’s fees have been issued or paid, respectively. The agreement had no effect on the operating results for the 1st, 2nd or 3rd Quarters of 2005 or 2004; and an estimated liability of $1,020,000 for legal settlements was recorded as of September 30, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The amount in dispute is $19,800, which was expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of September 30, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 was expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability was included in accounts payable of the Company as of September 30, 2005 and December 31, 2004.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgment, whereby the Company paid the settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006.

NOTE 5 – GOING CONCERN

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

NOTE 6 – EQUITY INVESTMENT

Native American Television Network, Inc.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN, wherein the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of September 30, 2005 since there were no tangible or intangible assets and signed agreements in place. While management enthusiastically believes that the relationship will serve to provide a much needed service to customers and society alike, as well as prove to be financially rewarding, management agrees to adhere to valuation of the investment in NATVN at the historical based cost of zero.

The value of the investment to the Company is based upon the promising mutually beneficial opportunities that the relationship between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community however, there are currently no signed agreements in place. NATVN is currently negotiating with representatives of the potential digital-services subscribers, however contractual agreements with the potential subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

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

The investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of March 31, 2006, there were no operations nor has operations commenced in NATVN.

NOTE 7 – FIXED ASSETS

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

NOTE 8 – LOANS PAYABLE

The Company has loans outstanding of $376,413 and $357,506 as of September 30, 2005 and December 31, 2004, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	LOANS PAYABLE	September 30, 2005	December 31, 2004
Unstated	Eight convertible promissory notes, due October 2004, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500
6.00%	A loan containing principal of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $11,627 at September 30, 2005 and $6,780 at December 31, 2004.	119,627	114,780
6.00%	A loan containing principal of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $6,021 at September 30, 2005 and $4,226 at December 31, 2004.	46,021	44,226
Unstated	A loan, initiated during the second quarter of 2005, containing principal of $2,000 with no stated interest rate, repayment terms, or maturity date. No interest was imputed during the quarter.	2,000	-0-
Unstated	A loan, initiated during the second quarter of 2005, containing principal of $10,265, with no stated interest rate, repayment terms or maturity date. No interest was imputed during the quarter.	10,265	-0-
	Total Loans Payable	$376,413	$357,506

NOTE 9 – NOTES PAYABLE AND PLEDGED ASSETS

Interest Rate	NOTES PAYABLE	September 30, 2005	December 31, 2004
Unstated	A loan due April 13, 2003, containing principal of $847,000 with no stated interest rate. The loan was secured with fixed assets (computer equipment, infrastructure and software). On December 16, 2005 the Company paid $5,000 and returned certain pledged equipment thus satisfying the note holder. Consistent with the final resolution of the agreement, no interest or finance charges have been accrued.	$847,000	$847,000
	Total Notes Payable	$847,000	$847,000

(See Note 14 - Subsequent Events for further detail regarding the December 16, 2005 transaction).

NOTE 10 – CONVERTIBLE DEBENTURES

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

During the 2nd and 3rd quarters of 2005, the Company received proceeds of $188,250, consisting of 6 offerings, evidenced by Convertible Note and Warrant Purchase Agreements [“the Agreement”]. The offering was made to accredited investors. Total proceeds received from the Agreements as of September 30, 2005 are $1,203,250.

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

Accreted interest and principal is $991,849 as of September 30, 2005 and $37,871 as of December 31, 2004.

The following table summarized the various components of the convertible debentures as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Derivative liability	$116,163	$652,254
Warrant liability	199,670	614,609
Convertible debentures	991,849	37,871
Subtotal per balance sheets	1,307,682	1,304,734
Adjustment of derivative and Warrant liability to fair value	760,240	(451,863)
Less: Accretion of principal and interest related to convertible debenture	(864,672)	(37,871)
Total Proceeds from Convertible Debentures	1,203,250	815,000
Plus: Accrued interest	$58,267	$2,144
Total Convertible Debentures (proceeds & interest)	1,261,517	817,144
Less: Current portion of Convertible Debentures	$(1,261,517)	$(817,144)
Total Non-current Convertible Debentures	$-0-	$-0-

Included in the above values is accrued interest of $58,267 at September 30, 2005 and $2,144 at December 31, 2004. The interest expense for the three-month and nine-month periods ended September 30, 2005 is $25,911 and $56,213.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS: On October 8, 2004, the Company entered into binding offering letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurs first. Each officer is eligible for annual incentive bonuses based on performance. The agreements are terminable at will with or without cause (as defined).

Subsequently, on December 9, 2005, Mr. Yalley entered into a resignation agreement with the Company, thereby terminating his employment with the Company effective October 7, 2005. Accordingly, the Company has recorded accrued salary of $270,000 as of December 31, 2005 for Mr. Yalley.

The employee agreements effective October 8, 2004 provided for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase 1,000,000 shares each of common stock for $1.00 per share. However, per the resignation agreement of December 9, 2005, Mr. Nana Yalley agreed to a reduction to 500,000 stock options to purchase common stock of the Company, in lieu of the 1,000,000 shares. These options primarily vest equally over a twelve-month period effective with date of the employment agreement. The agreements are terminable at will with or without cause.

On November 5, 2005, the Company entered into a binding offering letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of employment, Mr. Young is to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurs first. Mr. Young is eligible for an annual incentive bonus based on performance. The agreement is terminable at will with or without cause (as defined). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. 10% of the options vested immediately upon the signing of the Employment Agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, Young received an additional restricted 750,000 shares of stock upon the signing of the Employment Agreement at a purchase price of $.01 per share, in which 1/3 vested upon the signing of the Employment Agreement, 1/3 will vest at the closing of the next round of financing or January 1, 2006, whichever is earlier, and the remaining 1/3 at when the company’s common stock resumes trading on the OTCBB.

NOTE 12 – EARNINGS PER SHARE

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

NOTE 14 – SUBSEQUENT EVENTS

Equipment paid via issuance of stock, cash payment and satisfaction of Note Payable

On December 16, 2005, the Company renegotiated its equipment purchase agreement and related note payable for computer equipment, software and infrastructure with Digital Service International (“DSI”). The equipment, valued at $1,667,000, was paid in this amendment by the conversion of a common stock payable to DSI for 820,000 common stock shares valued at $1.00 each, a $5,000 payment from the Company against the $847,000 DSI note payable, and the satisfaction of the remaining $842,000 note obligation by the return of $842,000 underlying pledged equipment. The effect in the fourth quarter of 2005 will be to reduce the liabilities of the Company by $847,000, reduce the value of the fixed assets of the Company by $842,000 and increase shares outstanding by 820,000 with a related credit to Par Value of $820 and Paid in Capital of $819,180.

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

Automated Interiors Acquisition

On April 18, 2006, the Company acquired all of the outstanding shares of Automated Interiors, (a private Georgia corporation) [“Interiors”] in exchange for 411,956 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of Interiors, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 2nd Quarter of 2006.  The value of the transaction, based on an agreed value of $0.25 for each common share of the Company in exchange for the net assets of Interiors as of the date of the transaction and cash flows, is $102,989. The transaction value will be adjusted for significant changes, if any, resulting from the December 31, 2005 audit of Automated Interiors. During the year ended 2005, Interiors had gross sales of $994,725.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements in this Quarterly Report are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statement. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “belief,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

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

Winsonic Digital Cable Systems Network (“WDCSN”) concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility around the country along with network, multimedia, and content distribution communication services to its customers, without requiring substantial capital investments. Verizon and Level 3 are among the leading companies to team with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

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

The network provides WSDCN’s customers an enhanced gateway to national and international communication lines. With the network as a foundation, WinSonic provides its customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include but are not limited to: Carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

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

WinSonic’s objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic’s capabilities we invite you to visit the WinSonic website at: www.winsonic.net.

On September 29, 2005 the Company consummated an agreement via exchange of common stock with the Native American Television Network (“NATVN”), based in Albuquerque, New Mexico. NATVN intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on a regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements.

In accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN, wherein the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity.

The value of the investment to the Company is based upon the promising mutually beneficial opportunities of the relationship between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community however, currently there are no signed agreements in place. The Company anticipates tangible progress toward contractually capturing the target market, and NATVN is currently negotiating with representatives of the potential digital-services subscribers. As of yet, contractual agreements with the potential subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of September 30, 2005 since there are no tangible or intangible assets and signed agreements in place. While management enthusiastically believes that the relationship will serve to provide a much needed service to customers and society alike, as well as prove to be financially rewarding, management shall adhere to valuation of the investment in NATVN at the historical based cost.

The Company and NATVN are currently in ongoing discussions to consider alternatives in the structure of the existing agreement, as to provide both parties with the proper structure and enhanced opportunities to service its customers. Until then, the ongoing investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee.

Effective as of April 18, 2006 we acquired Automated Interiors, LLC, (“AI”).  AI is an integrated, converged solutions provider for cities, communities and facilities. AI designs and/or installs electronic systems, home theaters, closed circuit television, structured wiring, lighting controls, music and video distribution, phone systems, and security automation systems. For a more detailed description of the acquisition of Automated Interiors please see Note 14 of the financial statements.

Material Changes in Results of Operations

As a “development stage company” we have not commenced commercial operations and have had no revenue during the quarters ended September 30, 2005 and 2004, and only $25,000 during the nine month period ended September 30, 2004. Prior to 2004, the Company has recorded $32,811 of revenue.

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

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2005. Based upon that evaluation, it is management's conclusion that the Company's disclosure controls and procedures are effective to allow timely decisions regarding required disclosure as of  September 30, 2005. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

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

On March 16, 2006, the 900,000 shares due to Mr. Collazo were issued by the Company to Mr. Collazo in settlement. As of March 23, 2006, neither the 900,000 shares of common stock for Yalley, nor the $120,000 or 200,000 shares for attorney’s fees have been issued or paid, respectively. The agreement had no effect on the operating results for the 1st, 2nd or 3rd Quarters of 2005 or 2004; and an estimated liability of $1,020,000 for legal settlements was recorded as of September 30, 2005 and December 31, 2004.

Yellowbrix, Inc. vs. Media and Entertainment.com:

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The amount in dispute is $19,800, which was expensed in general and administrative expense in the 4th Quarter of 2004 and accrued within accounts payable of the Company as of December 31, 2004. The amount is included in Accounts Payable as of September 30, 2005 and December 31, 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com:

This pending collection lawsuit arises from alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com. The disputed amount of $8,733 was expensed in general and administrative expense in December of 2004 and included in the 4th Quarter operations. The liability was included in accounts payable of the Company as of September 30, 2005 and December 31, 2004.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgment, whereby the Company paid the settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2005 the Company issued 1,670,000 shares of common stock. In return, Native American Television Network (NATVN) issued to the Company 4 million shares of its common stock valued. (See Note 6 - Equity Investment).

Item 3. Defaults Upon Senior Securities.

The company is not currently in default on any of its Senior Debt Agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

There were not any matters submitted to a vote of the shareholders.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

 KEY:
(1)	Incorporated herein by reference to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (dated 3/09/06)

*	Filed herein

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated July 16, 2004. (1)

2.1	Agreement and Plan of Reorganization dated, as amended. (1)

3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)

3.2	First Amendment to Amend and Restated Articles of Incorporation. (1)

3.3	By-laws of Media and Entertainment.com, Inc. (1)

10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)

10.2	Service Agreement dated as of July 18, 2003 by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd.(1)

10.3	Stock Purchase Agreement dated as of July 18, 2003, by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd. (1)

Exhibit No.	Description

10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (1)

10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (1)

10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (1)

10.7	Subcontractor Master Consulting Agreement with C12, Inc. (1)

10.8	Joint Marketing and Development Agreement with C12, Inc. (1)

10.9	Modification of the Master Purchase Agreement between C12 and Winsonic Holdings. (1)

10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (1)

10.11	Form of Exchange Agreement. (1)

10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (1)

10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (1)

10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (1)

10.15	Agreement dated March 14, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (1)

10.16
Exchange Agreement dated as of March 15, 2005, by and among Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (1)

10.17	Office Services Agreement dated May 12, 2005 by and between Interactive Worldwide Atlanta - 260 Peachtree LLC and Winsonic Digital Media Group. (1)

10.18	Office Subleases and Services Agreements between Crowne Office Suites, Inc. at Peachtree Center and Winsonic Digital Media Group, Ltd. dated December 22, 2004 and January 6, 2005. (1)

10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group. (1)

10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson. (1)

10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta. (1)

10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley. (1)

10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect On August 19, 2004. (1)

10.24	Service schedule for (3) LinkSM Global Wavelength Service - IRU On August 17, 2004. (1)

10.25	Contract with Sun Micro Systems as a Sun iforce Partner On May 27, 2005. (1)

14.1	Code of Business Conduct and Ethics. (1)

16.1	Letter from Chavez and Koch dated March 31, 2005. (1)

21.1	List of subsidiaries of Registrant. (1)

*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Reports on Form 8-K.

1.	Current Report on Form 8-K for Changes in Registrant’s Certifying Accountant filed on March 16, 2006.

2.	Current Report on Form 8-K for Completion of Acquisition of Automated Interiors, LLC filed on March 16, 2006.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

May 18, 2006	By:	/s/ Winston Johnson
Winston Johnson CEO and Chairman

May 18, 2006	By:	/s/ Eric Young
Eric Young
CFO