Form 10KSB
period 2005-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-06-29
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer's telephone number (404) 230-5705

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the issuer's common stock held as of June 16th, 2006, was approximately $18,141,036. On such date, the closing price for the issuer's common stock, as quoted on the OTC-Pink Sheets was $0.42.

The issuer had 43,192,944 shares of common stock outstanding as of June 16, 2006.

SIGNATURES	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS	F1
STATEMENTS OF OPERATIONS	F2
STATEMENTS OF CASH FLOWS	F3
STATEMENTS OF STOCKHOLDERS’ DEFICIT	F4
NOTES TO FINANCIALS	F5

PART I

Throughout this Annual Report on Form 10-KSB, the terms “the company,” “we,” “us,” “our,” “our company” and “Winsonic Digital Media Group, Ltd.” refer to Winsonic Digital Media Group, Ltd., and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Winsonic Digital Cable Systems Network, Ltd.

Introductory Comment -- Forward-Looking Statements

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

There may be other risks and circumstances that management may be unable to predict. When used in this Annual Report, words such as, “believe,” “expect,” “intend,” “plan,” “anticipate,” “foresee,” “likely,” “will,” “goal,” “target,” “estimate” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

Item 1.	Description of Business.

Merger with Winsonic Holdings, Ltd.

Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Winsonic Holdings, Ltd. (the “Private Company”), a closely held private company, in an exchange for 8,000,000 shares of the Public Company's common stock (the “Winsonic Transaction”). Prior to the Winsonic Transaction, the Public Company had no operations or assets and 23,956,138 shares of common stock issued and outstanding. Following the transaction, the Public Company changed its name from Media and Entertainment.com, Inc. to Winsonic Digital Media Group, Ltd. and had 31,956,138 shares of common stock issued and outstanding.

The accounting treatment of the Winsonic Transaction was determined by the following considerations:

1. The Public Company was a non-operating public company (having no operations or assets);
2. The former sole shareholder and CEO of the Private Company became the controlling shareholder of the combined company, and;
3. The management and operations of the combined company continue to be those of the Private Company.

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. As a result, the Winsonic Transaction is treated in the accompanying financial statements as the equivalent of the issuance of shares by a private company (Winsonic Holdings) for the non-monetary assets of a non-operational public company (Media and Entertainment.com), accompanied by a recapitalization. The accounting treatment for the Winsonic Transaction is similar to that of a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of the Private Company. All shares included in the Statement of Stockholders' Equity have been presented as if the acquisition had occurred at the date of inception of the Private Company, September 10, 2002.

The shares of Common Stock of the Public Company outstanding prior to the merger have been shown in the accompanying financial statements as a recapitalization of Winsonic as of October 7, 2004.

Business

The Company is a media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital content and data via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. Our network, the Winsonic Digital Cable Systems Network (“WDCSN”), enables users to view, interact, and listen to all types of audio, online video and digital TV in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

We are pursuing the commercialization of our products, which we believe establishes a new standard for (1) media distribution of digital content and information with seamless compatibility with all the major networks, (2) copyright enforcement, (3) multi-tier encryption (moving files in a secure environment), and (4) wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Our facilities-based products and services in out-of-franchise markets enable communications companies, such as Verizon, to partner with us to provide services to their customers. Other services we provide include high-end consulting services in the areas of programming, audio research and engineering, as well as, digital transport and worldwide telecommunications services for film and television.

WDCSN concentrates on carrier-class high-speed connectivity solutions that provide our customers a first-class facility around the country, along with network, multimedia, and content distribution communication services, without requiring substantial capital investments. Additionally, our partnership with Verizon, Sun MicroSystems, and Level 3 will enable us to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

Our long-term business model incorporates reliable technical support and service levels, which we believe offers network resilience and sustainable growth for our infrastructure and customer base. Our business model is expected to provide multiple revenue streams enabling us to fully realize our expansion potential. We expect this to result in one of the most comprehensive and cost effective product portfolios in our industry -- one, which establishes a reputation as an established and respected facilities-based media and entertainment distribution service and network provider.

WDCSN provides our customers with an enhanced gateway to national and international communication lines. With WDCSN as a foundation, we provide our customers with sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include, but are not limited to: (1) carrier solutions for regional phone companies, such as special software that provides networks the capability of accommodating all software platforms, as well as, custom hardware platforms that facilitate consumer, medical, commercial, and government applications; (2) custom application development for Voice Over Internet Protocol (“VOIP”), standard national and international communications, PDA, audio/video transport, e-commerce, radio frequency devices, television and satellite broadcast; and (3) building out digital television networks that accommodate high definition television, streaming video and real time interactive networks.

Our objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of our capabilities we invite you to visit our website at: www.winsonic.net.

Products and Services

We are a full-service broadband telecommunications and entertainment company that designs, builds and deploys value-added network solutions and applications. In 1994 and 1995, Winsonic Holdings, Ltd. and WDCSN coordinated and integrated the first video telephone and video e-mail “store and forward” application. This application was based on a Pacific Bell (SBC) ATM Network, and was implemented in partnership with Pacific Telesis Inc., in cooperation with the Whittaker Corporation. As a carriers' communications solutions provider, we offer facilities-based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level-3, AOL, MSN and Sony. We expect to provide other services including high-end consulting services in the areas of programming, software development, communications research and engineering, as well as, digital transport worldwide and telecommunications services for film and television.

We concentrate on carrier-class high-speed connectivity solutions that bring together a first-class facility, along with network and multimedia communication services to its customers, without requiring substantial capital investments. The Company intends to implement a high-end facilities-based infrastructure to aid and facilitate in voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

WDCSN is a new global infrastructure for the delivery of converged entertainment, media and distribution services (i.e., voice, audio, video, data, streaming media and broadcast content over a proprietary protocol independent multi-layered distribution systems) that facilitates the distribution, digitization, and transport of content, and enhances the performance of systems and software in the media, technology and telecommunications sectors. When creating variations in the core network, we are in effect broadening the number of product applications, as well as, expanding markets for our products.

These applications include java soft phones, sun ray's, digital distribution, professional engineering services, media & entertainment services, and education media services. Specifically, we offer the following services:

Application service provider services: We provide specific market applications and/or integrated solutions, and offer hardware/software combinations over WDCSN.

Channel development provider services:  We provide a suite of defined services to partners including market coverage, sales support, finance, technical pre- and post- sales training, support, aggregation, inventory, and network logistics services.

WinSonic service provider services: We generate contractually repeating revenues for services delivered to customers over WDCSN including accommodations for the cost of the infrastructure to deliver the service (e.g., hardware, software, datacenter, labor, and intellectual property).

Original equipment manufacturers services: We embed or bundle technology in specialized turnkey systems that include the original equipment manufacturer’s own hardware and intellectual property bundled with Winsonic Solutions.

WinSonic system integration services: We provide complete end-to-end custom integrated solutions, consulting services, resale to end-users systems, platform-based solutions, supply implementation, deployment, post-sales support for third party hardware and software, e Business, database, data warehousing, web applications, network design, security, back-up/recovery, performance tuning, systems management, asset tracking, procurement, inventory and configuration management services.

WinSonic StreamStar services: WinSonic StreamStar solution provides scalable on-demand video streaming with 100K hours of MPEG2 content, 10K to in excess of 100K MPEG2 streams, and up to 80,000 MPEG2 streams from desk top or set-top.

WinSonic cinema services: WinSonic cinema services is integrated into wireless networks allowing end users to use their pda's, cell phones, game boys, computers, and TV's to watch digital video, TV, and interactive multi media files.

Cyberhollywood.net system (video broadcasting T.V.): WDCSN allows television broadcast programming to be sent to your desktop or set-top.

Cyberhollywood.net system (audio broadcasting system): WDCSN allows radio broadcast programming to be sent to your desktop or set-top.

Secure on demand: We securely encrypt files with our four-tier encryption method that has the capabilities to compress most data files up to 63% for Internet delivery. Encrypted files will move 100 times faster via LAN/WAN, Intranet, Extranet and Internet Network Connections, with data rights management in a secure environment.

Encryption: Our solutions allow you to securely encrypt any digital, JAVA, SDI, composite, component, Real Media, Windows Media and Apple Quick Time content, for secure pay-per-view viewing over the WDCSN Network.

File conversion: Our solutions allow you to convert any video file format to any Real Media, Windows Media and Apple Quick Time formats.

Teleconferencing: WDCSN allows you to securely teleconference with multiple venues using any Real Media, Windows Media and Apple Quick Time encoder.

In addition to the services and products described above, we also provide new applications that open market opportunities to companies looking to expand revenues and broaden sales and look forward to creating revenue sharing partnerships with companies that would benefit from WDCSN solutions.

WDCSN’s media distribution network is in operation in Los Angeles, New York, Dallas, Chicago, and Atlanta at Level 3 gateways. We now have a formidable network that will enable diverse routing and easy connections with communications companies and other software, content, interactive, and distribution companies. Level 3 has earned a strong reputation for operational excellence and innovative network solutions that are in line with our reliable services protocol.

This delivery network will enable us to expand our media services to accommodate a broader market and a diversified customer base, which should enhance our ability to increase sales in a highly competitive market. This network build up also reinforces our position in online gaming networking, video and audio streaming, packet over optical services, online encryption solutions and VOIP markets.

Verizon, Level 3, and WDCSN have collectively begun designing, building, and testing one of the very first media and entertainment distribution networks in the world. The network addressable systems and digital subscriber interface to urban, basic trading areas (BTA), inner city, and major trading areas (MTA) markets for digital cable, and telecommunication services. This network has strengthened our position in the development and deployment of digital content solutions for programmers, general public, and network operators. We are focusing on the next generation of digital and analog set-top terminal interfaces and are seeking to be a part of the new improved consumer features in the digital TV domain. In addition, we are working with Level 3 to test digital cable transport over Multi Protocol Label Switching (MPLS), which plays an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

To better understand the effects of this changing landscape, evidenced by cable industry consolidation, cross-industry competition, and technical standards, we have examined the underlying drivers, both from a market and technology viewpoint. The market dynamics underlying the local distribution of video, voice and data are a result of historically non-competing industries, including cable, long distance and regional telephone operating companies. Changes in government regulation and the consumer demand for choice are driving the new environment. Our company was built upon a business model that incorporates excellent technical support and service levels and offers outstanding network resilience and sustainable growth for our infrastructure and customer base. This business model will provide multiple revenue streams enabling us to fully realize its expansion position and profit potential. The result is one of the most comprehensive and cost effective product portfolios for the industry -- one that holds an undeniable reputation as an established and respected facilities-based media and entertainment distribution service and network provider.

Subcontractor Master Consulting Agreement with CI²

On December 10, 2004, the Company and CI², Inc. (“CI²”) entered into a Subcontractor Master Consulting Agreement (the “SMCA”). A prior material relationship existed between the two parties because CI² had entered into a Master Purchase and Services Agreement (the “MPSA”) with Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd., a now wholly owned subsidiary of the Company, dated May 5, 2004, which was prior to Winsonic Holdings' merger with the Media and Entertainment.com. The MPSA provided CI² the ability to purchase and/or license various products and services for delivery and installation from WinSonic, to be used for CI²'s own internal use and for resale.

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

In addition, pursuant to the SMCA, all of the Company's Intellectual Property Rights (as defined in the SMCA) exclusive of pre-existing works, in any Services, Deliverables, methodologies and processes, whether or not incorporated into a Deliverable, which the Company has developed or used pursuant to a Statement of Work, and any other intellectual property developed under the SMCA shall be transferred and assigned solely and exclusively to CI². The SMCA also contains mutual confidentiality obligations.

The term of the SMCA commenced on December 10, 2004, and, unless otherwise terminated, will continue for five (5) years with automatic renewal provisions. Either the Company or CI² may terminate the SMCA and any Agreement (i) if a party fails to cure a breach within thirty (30) days of notice by the other party; (ii) immediately by notice upon material breach of the other party, if, in the reasonable determination of the non-breaching party, the breach cannot be remedied within thirty days; or (iii) if, at any time, one of the parties becomes insolvent, makes a general assignment for the benefit of creditors, or suffers or permits the appointment of a receiver for its business or assets. CI² may terminate the SMCA and any Agreement: (i) for convenience, upon thirty days notice; or (ii) immediately upon notice in the event of (a) a direct or indirect taking over or assumption of control of the Company of substantially all of its assets by any governmental agency or any third party, or (b) acquisition of more than five percent of the Company's equity or assets by a competitor of CI².

Pursuant to the SMCA, the Company shall not assign or otherwise transfer any of its obligations, including subcontracting or delegating its duties, under any Agreement without CI²'s prior written consent. Any purported assignment or transfer of such obligations without CI²'s consent shall be voidable at CI²'s option. A change of 30 percent or more of the beneficial ownership or control of the Company shall be considered an assignment of the SMCA.

Joint Marketing and Development Agreement

On December 10, 2004, the Company and CI² also entered into a Joint Marketing and Development Agreement (the “JMDA”). Pursuant to the JMDA, the Company and CI² will cooperate in the development and testing of certain Company products set forth in the JMDA (the “Company Products”), which run on a combination of certain listed CI² hardware and software (the “CI² Products”) creating a modified product (the “Modified Product”). Each party will bear all costs and expenses associated with its activities under the JMDA.

The Company and CI² created a development plan (the “Development Plan”) to develop the Modified Product. The Company and CI² have also developed a plan to perform marketing activities (the “Marketing Plan”). The Company has obligations to provide CI² with certain deliverables and to achieve certain milestones under the Development Plan and the Marketing Plan.

CI² will own all right, title and interest in and to the CI² Products and Derivative Works (as defined in the JMDA), including, without limitation, Intellectual Property Rights (as defined in the JMDA). The Company and CI² shall jointly own all right, title and interest to the Modified Product and any Derivative Works of either of the foregoing, including, without limitation, all Intellectual Property Rights therein as specified by a project formula based on the anticipated efforts of each party, as specified in the Development plan. In the event that CI² or Company provides suggestions or improvements regarding modifications to the Modified Product (collectively, “Improvements”), such Improvements shall be the sole and exclusive property of the party that makes the suggestions or improvements; provided, however, that suggestion or improvement encompasses (i) the party's Pre-Existing Technology (as defined in the JMDA) included in such Improvements, or (ii) any Derivative Works of the party's Pre-Existing Technology. All Intellectual Property Rights in either of the foregoing shall remain the sole and exclusive property of the suggesting party.

The Term of the JMDA commenced on December 10, 2004 and will remain in effect for two (2) years, unless earlier terminated by a party. Either party may terminate the JMDA without cause with sixty (60) days prior notice to the other party. Either party may terminate the JMDA immediately by written notice to the other party: (a) if the other party commits a non-remediable material breach; or (b) if the other party fails to cure any remediable material breach within thirty (30) days of receiving written notice of such breach. CI² may terminate the JMDA without notice to the Company upon certain events defined in the JMDA suggesting insolvency. Both parties have mutual confidentiality obligations under the JMDA.

Modification of the Master Purchase and Services Agreement

In addition, on December 10, 2004, the Company agreed to take over the obligations of Winsonic Holdings under the MPSA. Therefore, the MPSA was modified to replace the name of the contracting party, Winsonic Holdings, Ltd., to that of the Company. In addition, the MPSA was modified to extend the period in which CI² may exercise its right of first refusal to purchase the networks for $9.7 million dollars as described in the MPSA for $9.7 million dollars for an additional ninety (90) days until February 1, 2005. While the option to purchase was not exercised by CI², all other terms and conditions of the MPA remain in full force and effect.

Native American Television Network, Inc.

On September 29, 2005, the Company consummated a share exchange transaction with the Native American Television Network (“NATVN”) based in Albuquerque, New Mexico. NATVN intends to launch the first Western Hemisphere, pan-tribal digital cable channel. It is being designed to provide family friendly programming to Native Americans and to non-Native American viewers who are interested in learning more about Native American history, cultures, lifestyle, business and spirituality from a Native American point-of-view. The Company will provide to NATVN its nationwide distribution platform, technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on regularly scheduled program that offers air space to advertisers with the exception of paid programming or long form advertisements.

In accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN, and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity.

The value of this investment to the Company is based upon the promising mutually beneficial opportunities of the relationship between the Company, NATVN, and a significant number of potential digital-services subscribers within the American Indian community; however, currently there are no signed agreements in place. The Company anticipates tangible progress toward contractually capturing the target market, and NATVN is currently negotiating with representatives of the potential digital-services subscribers. As of yet, contractual agreements with the potential subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost and, therefore, initial value of the non-monetary asset received, is valued at zero as of September 29, 2005 and December 31, 2005, since there are no tangible or intangible assets and signed agreements in place.

The Company and NATVN are currently in ongoing discussions to consider alternatives in the structure of the existing agreement, that would provide both parties with the proper structure and enhance their opportunities to service their customers. Until then, the ongoing investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or reduced for the proportionate share of the investee’s losses or for distributions received from the investee. (See “Note 12 - Equity Investment” in the Notes to the Financial Statements for further details regarding this transaction.)

The Titan Network, LLC.

On March 1, 2005, the Company and The Titan Network, LLC (“Titan”) entered into a Letter of Agreement regarding venture financing, as well as, business, financial and marketing consulting services to be provided by Titan to the Company for $20,000 per month. As additional compensation, the Company agreed to grant Titan stock options to purchase 1 million shares of common stock of the Company. The options were exercisable at $0.75 per share for a period of seven years. The options were to vest in 10 equal monthly installments of 100,000 shares commencing on March 1, 2005. During 2005, the Company made one payment of $20,000 for services rendered. The agreement has been mutually discontinued and all terms are considered null and void.

PMG Media

On March 12, 2005, the Company and Proactive Media Group, Inc. d/b/a PMG Media entered into a Memorandum of Understanding (“MOU”). PMG Media provides high quality service in the area of Indoor and Outdoor Advertising Media anywhere in the U.S. in more than 500 markets. PMG Media was to provide the Company with outdoor advertising of all types of media, as well as, indoor digital plasma advertising. PMG Media will enable the Company to reach its targeted markets via digital cable, satellite, broadband and fiber optic delivery platforms. The parties had planned to work on a revenue sharing model for the receipt of proceeds from subscriber fees, to be finalized in thirty days in a detailed formal agreement. No formal agreement between the two parties was completed, therefore, the MOU has been considered null and void.

Lantern Hill Capital

On March 17, 2005, the Company entered into an agreement with Lantern Hill Capital, a management consultant firm, regarding consulting services to be provided to the Company for a two-year period primarily by James Anderson, a former director of the Company. Lantern Hill serves as a long-term financial advisor to the Company, including meeting and discussing the Company's operating strategy, assisting the Company in formulating strategic and financial plans, and assisting the Company in the development of its capitalization plans. Under the terms of the agreement, Mr. Anderson received for services rendered 150,000 shares of common stock valued at $105,000 or $0.70 per share on December 5, 2005.

A. Scott Roderick Investments, LLC

On March 15, 2005, the Company and Winston Johnson entered into an Exchange Agreement with A. Scott Roderick Investments, LLC (“ASRI”) a creditor of WDCSN, a wholly-owned subsidiary of the Company. Winston Johnson, the Company’s CEO, assumed an obligation of $562,500 from the subsidiary to ASRI in exchange for 750,000 shares of the Company’s common stock then held by Mr. Johnson, or an exchange price of $0.75 per share.

The 750,000 shares were to be transferred by Mr. Johnson to ASRI pursuant to the Assumption of Liabilities and Escrow Agreement dated as of October 7, 2004, which was entered into by Mr. Johnson at the time of the merger of the subsidiary with Media and Entertainment.com, Inc. In consideration of the transfer of the shares to ASRI, A. Scott Roderick, the sole shareholder of ASRI, executed a general release in favor of the Company, the subsidiary and Mr. Johnson.

On December 5, 2005, the Company issued 750,000 shares of its common stock shares to Mr. Roderick, sole shareholder of ASRI, in satisfaction of the obligation.

Scott Roderick

On September 27, 2005, the Company entered into an agreement with Scott Roderick, a consultant for development-stage companies, to provide consulting services to the Company for a period of ninety days, including assistance in formulating strategic and financial planning objectives, assistance in the development of capitalization plans, and financial advisement to the Company. On December 5, 2005, Mr. Roderick was issued 150,000 shares of the Company’s common stock valued at $72,000 or $0.48 per share for services rendered.

Richard Watteyne

On September 27, 2005, the Company entered into an agreement with Richard Watteyne for business development, management and financial consulting services for a period of forty-five days. On December 5, 2005, Mr. Watteyne was issued 75,000 shares of the Company’s common stock valued at $36,000 or $0.48 per share for services rendered.

Sun iForce Partner

On May 27, 2005, the Company signed a Contract with Sun Micro Systems as a Sun iForce Partner. Sun's partner model will help the Company build on a sales strategy and to deliver innovative solutions. Sun's partner model provides partners with a clear role definition and supports them with unparalleled partner development support, stronger go-to-market partnering, and more opportunities to transact business/orders via streamlined and web-enabled interfaces. The iForce Partner programs will incorporate a portfolio of products and services offered by Sun Enterprise Services around the globe, including Sun Professional Services, Sun Educational Services and Sun Support Services.

Level 3 Communications

On June 9, 2003, the Company entered into a Master Service Agreement (“MSA”) with Level 3 Communications to deploy nationwide media delivery services on the Level 3 Communications network. WDCSN is housed in Level 3's private rooms in Los Angeles, Dallas, Chicago, New York and the Atlanta data center. This provides us with a formidable network that will enable diverse routing and easy connections with communications companies and other Web-based operations. Level 3 has earned a strong reputation for operational excellence and innovative network solutions, which is in line with the Company’s reliable services protocol.

On August 19, 2004, the Company signed an addendum to the June 9, 2003 MSA with Level 3 Communications to extend the term of the agreement.

On August 17, 2004, the Company signed a service schedule for (3) LinkSM Global Wavelength Service - IRU with Level 3 Communications to begin the planning for turning up 2.5GB or 10GB (or greater, as agreed by the parties) transparent, unprotected virtual channel(s) (or wavelength(s)) on the Level 3 network between two (2) Termination Nodes. Each (3)LinkSM Global Wavelength Service shall be composed of one or more Direct Segments and/or Express Segments with a SONET solutions for nationwide redundancy.

Verizon ESG

On May 10, 2004, the Company and Verizon ESG signed an agreement to buildout WDCSN into a facilities-based local, interstate, and international exchange transport Network with advanced technology transport solutions.

Intellectual Property

On December 2, 2004 the Company filed an application for the registration and exclusive use of the “Winsonic” name. The trademark was approved for publication and was published on March 7, 2006. Thereafter, an unrelated party filed a notice of intent to contest the Company's registration of the trademark. This unrelated party subsequently filed a request for a ninety-day extension of time to oppose the registration on April 6, 2006. In an effort to quickly resolve this matter without the necessity of protracted litigation, the Company entered into a settlement agreement with this unrelated party on June 27, 2006, wherein the party agreed not to oppose the registration and to refrain from using the Winsonic trademark in exchange for the Company's payment of $1,000.

Item 2.	Description of Property.

Network Operations and Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC (the “Landlord”) for office space, Data Center, Network Operations, Interconnect MOPE, and Fiber lab consisting of approximately 9,415 square feet of rentable space (the "Lease"). The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia.

The Company will use this space to launch WDCSN network operations, data center, broadcast controls, switch site, application development lab, and for the Company’s corporate headquarters for its executives and general, clerical and administrative personnel.

Under the terms of the Lease, the Company will make annual rental payments to the Landlord in the following amounts:

Year ending December 31,

2006	$115,332
2007	$203,652
2008	$209,760
2009	$216,048
2010	$222,528
Thereafter	$1,437,246

There is no option to renew this Lease. Notwithstanding the foregoing, the monthly base rent was abated for 6 months following the commencement date of the Lease, provided there is no default by the Company under the Lease.

Concurrently with the execution of the Lease, the Company issued a Fixed Price Secured Convertible Note (the “Note”) in the principal sum of $250,000 representing an increased security deposit requirement bearing simple interest at 9% per annum, payable monthly in arrears in cash or registered stock at the Company’s option, from December 1, 2005 through the earlier of (a) June 1, 2006 (the “Maturity Date”), (b) the date on which the outstanding principal amount of the Note is repaid in full prior to the Maturity Date (i.e. the “Prepayment Date”), or (c) the date on which the outstanding principal amount of the Note is automatically converted.

On October 12, 2005, the Company paid $16,476 as deposit on the office space. On December 14, 2005, the Note was converted into 925,927 shares of the Company’s common stock, valued at $250,000 or $0.27 per share.

The lease agreement was amended on February 23, 2006, to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,800. (See “Note 14 - Subsequent Events” for further details regarding this amendment.)

Additional Locations

The Company also maintains offices at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052, telephone: (702) 492-1282. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service. We maintain network offices at no leasehold cost at the following Level 3 locations: New York, Atlanta, Dallas, Chicago and Los Angeles. Winsonic Cinema and Cyberhollywood.net production offices and hub are located at 8255 Beverly Blvd., Suite 130 Los Angeles, Cal. 90048.

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

Callozo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed 3/22/04)

On March 22, 2004, the Company (then known as Media and Entertainment.com, Inc.) commenced a civil lawsuit in Los Angeles Superior Court (Case No. BC312530) against Caesar Collazo, a former officer of the Company, seeking damages in excess of $40,000, punitive and exemplary damages. The Company had purchased the assets of Nexcode of which Mr. Collazo was a founder, and Mr. Collazo received 400,000 shares of the Company’s common stock (the “Shares”) in consideration of the sale. While still employed by the Company, Mr. Collazo allegedly formed a competing company, stole proprietary property of the Company and solicited Company clients on behalf of the competitor. The Company sought a constructive trust, injunctive relief and the return of the Shares.

Prior to this suit, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the shares. The injunctive relief was denied and Mr. Collazo dismissed the complaint. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the Shares. The Court issued an Order on March 19, 2004, enabling Mr. Collazo to sell 30,000 shares of common stock and issuing a temporary restraining order with regard to the remaining 370,000 shares, provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond, and the Nevada action was dismissed.

In the above-described litigation brought by the Company against Mr. Collazo in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with him because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that he did not receive the equity promised him. The Company denied the allegations of the cross complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly, 900,000 shares of common stock, as well as, $120,000 of attorney fees, were charged as expenses in 2004. The settlement was not accomplished by June 10, 2005; therefore, Mr. Collazo could have exercised at his option, the right to enforce the settlement agreement for the issuance of the 900,000 shares of the Company’s stock to him and the payment of his attorney fees or the issuance of 200,000 shares of stock to his attorney in lieu of payment. On March 16, 2006, the 900,000 shares due to Mr. Collazo were issued by the Company to Mr. Collazo in settlement.

On December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, thereby rendering Mr. Yalley’s employment with the Company null and void. The separation agreement specifies that an identical number of restricted shares of common stock of the Company that were issued to Mr. Collazo in settlement of litigation may be issued to Mr. Yalley as well. As of May 11, 2006, neither the 900,000 shares of common stock for Mr. Yalley, nor the 200,000 shares or $120,000 for Mr. Collazo’s attorneys fees have been issued or paid.

An estimated liability of $1,020,000 for legal settlements was accrued as of December 31, 2005 and 2004. The agreement had no effect on the operating results for 2005.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed 09/2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2005 and 2004. No further events have occurred regarding this suit as of May 11, 2006.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed in 2004)

This collection lawsuit arises from an alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com, Inc. The disputed amount of $8,733 was expensed as a general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Netscaler Inc. vs. Winsonic (Superior Court of CA, Los Angeles County - complaint filed 05/16/05)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of December 31, 2005 and 2004. Pursuant to a settlement agreement, the Company is to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action.

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed 6/30/04)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of December 31, 2005 and 2004.

Item 4.	Submission of Matters To a Vote of Security Holders.

No matter was submitted to a vote of stockholders during the year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC-Pink Sheets, as WDMG. The following table sets forth the high and low closing bid quotations for our common stock for each fiscal quarter during the last two fiscal years, as reported on the Pink Sheets:

2005	High Bid	Low Bid
Jan. 1 through Mar. 31	$1.35	$0.45
Apr. 1 through June 30	0.78	0.32
July 1 through Sept. 30	0.68	0.37
Oct. 1 through Dec. 31	0.48	0.19

2004	High Bid	Low Bid
Jan. 1 through Mar. 31	$1.99	$0.69
Apr. 1 through June 30	1.37	0.55
July 1 through Sept. 30	1.16	0.66
Oct. 1 through Dec. 31	1.64	0.65

The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

As of June 16, 2006, there were 102 record holders of our common stock.

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

During fiscal year 2002, the Company issued 990,600 stock warrants, of which 509,600 warrants were issued to four individuals for consulting services, 385,000 warrants were issued to three individuals to settle debts, and 96,000 warrants were issued to six individuals and one company for cash, all with a conversion price of $1.00 per share.

During fiscal year 2003, the Company recorded a common stock payable totaling $820,000 to a company for purchase of computer equipment and infrastructure totaling $1,667,000. The remaining balance was financed through a promissory note payable of $847,000. The common stock payable was converted into common shares at a price of $1.00 per share. We neither received nor paid any commissions in connection with this transaction. We believe that this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2003, the Company issued stock warrants totaling 189,500, of which 87,000 were issued to one individual for consulting services, and 102,500 were issued to four individuals for cash, all with a conversion price of $1.00 per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued as part of the merger transaction on October 7, 2004 6,004,200 shares of common stock to the founder and Chairman/C.E.O. for past services totaling $6,004 or $0.001 price per share. These shares were included in the Statement of Stockholders' Deficit and have been recasted as if the acquisition had occurred as of the date of inception of the Company, September 10, 2002. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 23,956,138 shares of common stock related to the merger with Media & Entertainment.com, Inc. These represented shares outstanding of the Media & Entertainment.com, Inc. as of the date of the merger, and are reflected as a recapitalization of Winsonic the Company as of October 7, 2004, the Winsonic transaction date.

During fiscal year 2004, the Company issued 1,980,946 shares of common stock to eleven individuals and one company for consulting services rendered totaling $1,490,309 or $0.75 average price per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 758,000 shares of common stock to eleven individuals and one company in satisfaction of debts totaling $331,000 and accrued interest of $242,500. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company issued 921,600 shares of common stock to eight individuals and one company as a result of stock warrants exercised at $1.00 per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2004, the Company converted 258,000 of outstanding stock warrants into $198,000 of debts and $60,000 of additional paid in capital related to seven individuals and one company. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During December 2004, the Company received proceeds of $815,000 from a Convertible Note and Warrant Purchase Agreement (the “Agreement”).  The offering was made to 21 accredited investors. The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase 1,164,286 shares of common stock of the Company at $0.70 per share through December 2007. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 94,615 shares, 91,463 shares and 66,667 shares, respectively to a private investment partnership. The stock was issued at $1.30 per share for the first 94,615 shares; $0.82 per share for the 91,463 shares; and $0.68 for the 66,667 shares. The stock was issued in connection with a warrant issuance, exercisable at $0.07 per share, which were issued to compensate certain professional advisors for services rendered during 2004. The stock was issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of common stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For June, the warrant holders received 66,667 shares of common stock and contributed 8,333 shares valued at $0.68 per share, worth $5,666 (the cost of their warrants). For September, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants). We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for 4,000,000 shares of common stock, in accordance with a stock exchange agreement entered into by both parties. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received, is valued at zero as of December 31, 2005 since there were no tangible or intangible assets and signed agreements in place. (See “Note 12 - Equity Investment” for further details regarding this transaction.) We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 700,000 shares of common stock to its founder to relieve related party loan payable due him valued at $231,000 or $0.33 average price per share. (See “Note 4 - Related Party Transactions’ for further details regarding this transaction.) We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share. (See “Note 4 - Related Party Transactions” for further details regarding this transaction.) We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 900,000 shares of common stock to two consultants for services valued at $630,000 or $0.70 average price per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 225,000 shares of common stock to two consultants for services valued at $108,000 or $0.48 average price per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 590,000 shares of common stock to four investors in satisfaction of convertible debenture obligations of $118,000 at $0.20 average price per share. (See “Note 10 - Convertible Debentures” for further details regarding this transaction.) We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 925,927 shares of common stock to its landlord for a lease deposit valued at $250,000 or $0.27 average price per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company issued 820,000 shares of common stock to one company as a result of the conversion of common stock payable valued at $820,000 or $1.00 per share. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company credited additional paid-in capital for a $281,481 adjustment to accumulated depreciation for the return of computer equipment, infrastructure and software. (See “Note 8 - Property & Equipment, Net” for further detail regarding this transaction.)

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of common stock award for an officer for the net vested value of $185,000. (See “Note 4 - Related Party Transactions” for further detail regarding this transaction.) We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During fiscal year 2005, the Company recorded common stock payable for 818,182 common shares valued at $270,000 or $0.33 average price per share to an officer per a separation agreement. (See “Note 7 - Commitments and Contingencies” for further detail regarding this transaction.).

During fiscal year 2005, the Company recorded forgiveness of accrued salary to an officer per a separation agreement by crediting additional paid in capital for $270,000. (See “Note 7 - Commitments and Contingencies” for further detail regarding this transaction.)

During fiscal year 2005, the Company recorded forgiveness of accrued payroll taxes for officer per a separation agreement by crediting additional paid in capital for $20,655. (See Note 7 - Commitments and Contingencies for further detail regarding this transaction.)

During fiscal year 2005, the Company recorded the vesting of stock options to purchase 500,000 shares of the Company’s common stock per a separation agreement, valued at $131,068 at December 31, 2005 using the Black Scholes valuation method. (See “Note 2 - Summary of Significant Accounting Policies” and “Note 7 - Commitments and Contingencies” for further detail regarding this transaction.)

During fiscal year 2005, the Company recorded the forgiveness of interest expense of a related party by crediting additional paid in capital for $152,592. (See “Note 11 - Note Payable” for further detail regarding this transaction).

During December 2005, the Company received proceeds of $388,250 from Convertible Note and Warrant Purchase Agreements consisting of 6 offerings to accredited investors. The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Equity Compensation Plan

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,119,041	$1.00	630,959

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,119,041	$1.00	630,959

Item 6.	Management's Discussion and Analysis or Plan of Operation.

General

The Public Company, Media and Entertainment.com, Inc., was incorporated on April 27, 2000. On October 7, 2004, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of the Private Company, Winsonic Holdings, Ltd., a closely held private company, in an exchange for 8,000,000 shares of the Public Company's common stock (the “Winsonic Transaction”). Prior to the Winsonic Transaction, the Public Company had no operations or assets and 23,956,138 shares of common stock issued and outstanding. Following the transaction, the Public Company changed its name from Media and Entertainment.com, Inc. to Winsonic Digital Media Group, Ltd. and had 31,956,138 shares of common stock issued and outstanding.

The accounting treatment of the Winsonic Transaction was determined by the following considerations:

1. The Public Company was a non-operating public company (having no operations or assets);
2. The former sole shareholder and CEO of the Private Company became the controlling shareholder of the combined company, and;
3. The management and operations of the combined company continue to be those of the Private Company.

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. As a result, the Winsonic Transaction is treated in the accompanying financial statements as the equivalent of the issuance of shares by a private company (Winsonic Holdings) for the non-monetary assets of a non-operational public company (Media and Entertainment.com), accompanied by a recapitalization. The accounting treatment for the Winsonic Transaction is similar to that of a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of the Private Company. All shares included in the Statement of Stockholders' Equity have been presented as if the acquisition had occurred at the date of inception of the Private Company, September 10, 2002.

The shares of Common Stock of the Public Company outstanding prior to the merger have been shown in the accompanying financial statements as a recapitalization of the Private Company as of October 7, 2004.

Critical Accounting Policies

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

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees.  Under APB Opinion No. 25, employee compensation cost is recognized when the estimated fair value of the underlying stock on the date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the BlackScholes option pricing model.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

An Employee Agreement effective as of October 8, 2004 provides for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company and certain Non-Employees (“Selected Persons”), are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest equally over a twelve-month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause.

Subsequently, on December 9, 2005, Nana Yalley entered into a separation agreement with the Company, thereby rendering his employment agreement with the Company signed October 8, 2004 null and void. In this separation agreement, Mr. Yalley agreed to a reduction of his stock options to purchase common stock of the Company from 1,000,000 to 500,000 shares. These options are vested and immediately exercisable for (5) five years from the date of the grant at $1.00 per share. Mr. Yalley’s 500,000 stock options were valued using the Black Scholes valuation model and recorded at $131,068 as of December 31, 2005, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

On November 5, 2005, the Company entered into a binding offering letter with Eric Young, wherein Mr. Young accepted the Company’s offer to serve as Chief Operating Officer and Chief Financial Officer of the Company. Under the terms of employment, Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten Percent (10%) of the options vested immediately upon the signing of the Employment Agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months.

As of December 31, 2005, 2,119,041 options are vested, including the cancellation of 500,000 options related to Mr. Yalley, as well as, the granting of 500,000 options for Mr. Young (both noted above).

Revenues and Expenses Recognition

The Company’s financial statements of have been prepared on the accrual basis in accordance with generally accepted accounting principles. Revenues are recognized when earned, and expenses are recognized in the period incurred.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based compensation.” This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Accordingly, the Company is unable to determine at this time the impact SFAS No. 123(R) will have on its balance sheet or income statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” - a Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. We do not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations

For the year ended December 31, 2005, as compared to the year ended December 31, 2004.

For the year ended December 31, 2005 (“Fiscal 2005”), we incurred a net loss of $4,106,000 as compared with a net loss of $5,791,000 during the year ended December 31, 2004 (“Fiscal 2004”).

Total revenues were $0 in Fiscal 2005, compared to $25,000 in Fiscal 2004. Cost of Goods Sold, consisting primarily of infrastructure and fiber costs, is $441,000 and $296,000 in Fiscal 2005 and 2004, respectively. The resulting gross loss before remaining expenses is $441,000 in Fiscal 2005 and $271,000 in Fiscal 2004.

Total operating expenses for Fiscal 2005 were $3,889,000, consisting of selling, general and administrative (SG&A) expenses of $1,262,000, SG&A for related parties expense of $1,336,000, consulting services with related parties expense of $945,000, and depreciation and amortization expense of $345,000. Total operating expenses for Fiscal 2004 were $3,332,000, consisting of SG&A of $1,517,000, SG&A for related parties expenses of $347,000, consulting services with related parties expenses of $1,126,000, and depreciation and amortization expense of $342,000. For 2005, our net loss before interest expenses, taxes, and other income and expenses was approximately $4,330,000, compared to approximately $3,603,000 in 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $6,513,000, compared to a deficit of $6,092,000 at December 31, 2004.

For Fiscal 2005, we used in operating activities $956,000 in cash to sustain the Company. Net cash provided by investing activities was $815,000, primarily due to reduction of pledged fixed assets of $842,000. We used $296,000 of net cash in our financing activities primarily as a result of the satisfaction of a $847,000 note payable and $153,000 in forgiveness of accrued interest to one of our equipment providers, proceeds of approximately $388,000 from the issuance of convertible debentures, net payments on loans of $20,000 from a related party, and net proceeds from a non-related party loan of $30,000. For Fiscal 2004, we had net cash provided by financing activities of $1,525,000 due to proceeds from a related party note payable of $678,000, a non-related party loan of $32,000 and proceeds of $815,000 from the issuance of convertible debentures. For Fiscal 2005, we experienced a net decrease in cash of $437,000 compared with an increase in cash of $437,000 for Fiscal 2004.

Our ability to implement our business plan is dependent upon expanding our current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their audit report, dated June 23, 2006, that there is substantial doubt about our ability to continue as a going concern without additional financing and achieving and maintaining profitable operations. The financial statements that accompany this annual report do not include any adjustments that might result from this uncertainty.

Continuing Operations

Our priorities for the next twelve months of operations are to continue to develop and market our products and services. We are focused on raising capital and establishing a business presence with vendors, business owners and referral sources. As we generate revenue from our activities, we expect to hire salaried or hourly employees, including management, to operate certain aspects of our business.

On February 17, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with NATVN. NATVN, based in Albuquerque, New Mexico, is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. It is being designed to provide family friendly programming to Native Americans and to non-Native American viewers who are interested in learning more about Native American history, cultures, lifestyle, business and spirituality from a Native American point-of-view.

The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. WDCSN will enable NATVN to reach its targeted Native American audience in both urban and rural tribal communities via digital cable, satellite, broadband, wireless, copper plants and fiber option delivery platforms. NATVN will use its resources and expertise to develop, produce, package, license and acquire programming for the operation of a 24/7, 365 day per year digital cable channel.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. This transaction was recorded in accordance with SAB Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under GAAP. The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2005, since there were no tangible or intangible assets and signed agreements in place. While management enthusiastically believes that the relationship will serve to provide a much needed service to customers and society alike, as well as, prove to be financially rewarding, management agrees to adhere to valuation of the investment in NATVN at the historical based cost of zero.

The value of this investment to the Company is based upon the promising mutually beneficial opportunities that exist between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community. The Company anticipates tangible progress toward contractually capturing the target market, and NATVN is currently negotiating with representatives of the potential digital-services subscribers. As of yet, contractual agreements with the potentential digital subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

The investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of March 31, 2006, there were no significant operations commenced by NATVN.

On May 27, 2005 the Company signed a Contract with Sun Micro Systems as a Sun iForce Partner. Sun's partner model will help the Company build on a sales strategy and to deliver innovative solutions. Sun's partner model provides partners with a clear role definition, and supports them with unparalleled partner development support, stronger go-to-market partnering and more opportunities to transact business/orders via streamlined, web-enabled interfaces. The iForce Partner programs will incorporate a portfolio of products and services offered by Sun Enterprise Services around the globe, including Sun Professional Services, Sun Educational Services and Sun Support Services.

On June 9, 2003, the Company entered into a MSA with Level 3 Communications to deploy nationwide media delivery services on the Level 3 Communications network. WDCSN is housed in Level 3's Private rooms in Los Angeles, Dallas, Chicago, New York and the Atlanta data center. This provides the Company with a formidable network that will enable diverse routing and easy connections with communications companies and other Web-based operations. Level 3 has earned a strong reputation for operational excellence and innovative network solutions which is in line with the Company’s reliable services protocol.

On August 19, 2004, the Company signed an addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications to extend the term of the agreement.

On August 17, 2004, the Company signed a service schedule for (3) LinkSM Global Wavelength Service - IRU with Level 3 Communications to begin the planning for turning up 2.5GB or 10GB (or greater, as agreed by the parties) transparent, unprotected virtual channel(s) (or wavelength(s)) on the Level 3 network between two (2) Termination Nodes. Each (3)LinkSM Global Wavelength Service shall be composed of one or more Direct Segments and/or Express Segments with a SONET solutions for nationwide redundancy.

On December 10, 2004, the Company and CI², Inc. entered into a Subcontractor Master Consulting Agreement. A prior material relationship existed between the two parties because CI² had entered into a Master Purchase and Services Agreement with Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd., a now wholly owned subsidiary of the Company, on May 5, 2004 prior to Winsonic Holdings’ merger with Media and Entertainment.com. The MPSA provided CI² the ability to purchase and/or license various products and services for delivery and installation from WinSonic Holdings, to be used for CI²'s own internal use and for resale.

Pursuant to the SMCA, CI² will subcontract to the Company through individual agreements (each an “Agreement”) comprising of (i) a purchase order that CI² issues for the purchase of services, including but not limited to, consulting, programming, software analysis, project analysis, project management, facilities management, document development, testing and technical support (the “Services”); and (ii) a statement of work which describes any products, technology, software, materials or other items that the Company will provide to CI² and a description, as applicable, of any services that should be delivered pursuant to the agreement (the “Deliverables”) or any milestones that should be met. CI² will compensate the Company in a manner consistent with the terms of the applicable Agreement. In addition, pursuant to the SMCA, all of the Company's Intellectual Property Rights (as defined in the SMCA) exclusive of pre-existing works, in any Services, Deliverables, methodologies and processes, whether or not incorporated into a Deliverable, which the Company has developed or used pursuant to a Statement of Work, and any other intellectual property developed under the SMCA shall be transferred and assigned solely and exclusively to CI². The SMCA also contains mutual confidentiality obligations.

The term of the SMCA commenced on December 10, 2004 and, unless otherwise terminated, will continue for five (5) years with automatic renewal provisions. Either the Company or CI² may terminate the SMCA and any Agreement (i) if a party fails to cure a breach within thirty (30) days of notice by the other party; (ii) immediately by notice upon material breach of the other party, if, in the reasonable determination of the non-breaching party, the breach cannot be remedied within thirty days; or (iii) if, at any time, one of the parties becomes insolvent, makes a general assignment for the benefit of creditors, or suffers or permits the appointment of a receiver for its business or assets. CI² may terminate the SMCA and any Agreement: (i) for convenience, upon thirty days notice; or (ii) immediately upon notice in the event of (a) a direct or indirect taking over or assumption of control of the Company of substantially all of its assets by any governmental agency or any third party; or (b) acquisition of more than five percent of Company's equity or assets by a competitor of CI².

On December 10, 2004, the Company and CI² entered into a Joint Marketing and Development Agreement. Pursuant to the JMDA, the Company and CI² will cooperate in the development and testing of certain Company products set forth in the JMDA (the “Company Products”), which run on a combination of certain listed CI² hardware and software (the “CI² Products”) and the creation of a modified product (the “Modified Product”). Each party will bear all costs and expenses associated with its activities under the JMDA.

The Company and CI² created a development plan (the “Development Plan”) to develop the Modified Product. The Company and CI² have also developed a plan to perform marketing activities (the “Marketing Plan”). The Company has obligations to provide CI² with certain deliverables and to achieve certain milestones under the Development Plan and Marketing Plan. CI² will own all right, title and interest in and to the CI² Products and Derivative Works (as defined in the JMDA), including without limitation, Intellectual Property Rights, as defined in the JMDA. The Company and CI² shall jointly own all right, title and interest to the Modified Product and any Derivative Works of either of the foregoing, including without limitation, all Intellectual Property Rights therein as specified by a project formula based on the anticipated efforts of each party as specified in the Development plan. In the event that CI² or Company provides suggestions or improvements regarding modifications to the Modified Product (collectively, “Improvements”), such Improvements shall be the sole and exclusive property of the party that makes the suggestions or improvements; provided however, that suggestion or improvement encompasses (i) the party's Pre-Existing Technology (as defined in the JMDA) included in such Improvements, or (ii) any Derivative Works of the party's Pre-Existing Technology. All Intellectual Property Rights in either of the foregoing shall remain the sole and exclusive property of the suggesting party.

On May 10, 2004, the Company and Verizon ESG signed an agreement to buildout WDCSN into a facilities-based local, interstate, and international exchange transport Network with advanced technology transport solutions.

Without adequate financing, we will be unable to compete successfully. Furthermore, competitive pressures that we face, may have an adverse effect on our business, results of operations, and financial condition. Additionally, intensified competition could force us out of business. If we require additional capital, we may be required to raise additional capital through one or more public or private offerings of equity and/or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

We have experienced significant operating losses since we were formed in September 2002. The Company incurred net losses of approximately $4,106,000 and $5,791,000 for the years ended December 31, 2005 and 2004, respectively, and $12,450,000 for the period from inception through December 31, 2005. The Company has recorded total revenues of only $58,000 since inception.

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

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2005, the Company had a working capital deficit of approximately $6,513,000.

Our working capital requirements in the foreseeable future will depend on a variety of factors, including the Company's ability to implement its business plan. In the event that our plans change, our assumptions change or prove to be inaccurate, or our cash flow proves to be insufficient to fund our operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), we will be required to seek additional financing sooner than anticipated or have to curtail our activities.

We have issued $1,203,500 of short-term indebtedness as of December 31, 2005. To the extent that we incur additional indebtedness or any other transaction, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We currently have no sources of revenue from which we can repay our indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing stockholders will provide any portion of our future financing requirements. There can be no assurance that additional financing will be available to us on commercially reasonable or acceptable terms, if at all. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of our control. Our failure to secure necessary financing would have a material adverse effect on us and could require us to delay or modify our business plan.

We have unqualified financial statements based on limited operations and establishing a long-term source of revenue.

We have incurred operating losses and negative cash flow from operations in 2005 and 2004, and since inception, as stated in the financial statements that are part of this Annual Report. Our Independent Auditors issued an unqualified report on our financial statements as of and for the year ended December 31, 2005. However, the report states that our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. See “Independent Auditors' Report” and “Note 6 - Going Concern” of the notes to Financial Statements contained in this Report. The financial statements which accompany this annual report do not include any adjustments that might result from this uncertainty.

Our limited operating history subjects us to the risks of a new business.

The Company was organized in September 2002. We only have a limited operating history upon which to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the Internet industry, which is an evolving industry characterized by intense competition.

There may be potential liabilities associated with the Company that we were not aware of at the time of the merger.

The Company may have liabilities that we did not discover or may have been unable to discover during our pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for the foregoing liabilities, the Company's operations may be materially and adversely affected.

Our dependence is on carrier networks, such as Local Exchange Carriers, and Inter Exchange Carriers (LEC's & IXC's), which is a developing market.

Our ability to derive revenues by providing online commerce, ATM, SDI, and SONET Internet services depends, in part, upon a developed and robust industry and the infrastructure for providing these services and carrying network traffic. There can be no assurance that the necessary infrastructure or complementary products will be developed or that the Internet will become a viable commercial marketplace in those segments that we target. Critical issues concerning the commercial use of carrier networks, including security, reliability, cost, ease of use and access, and quality of service remain unresolved, and may impact the growth of network use. In the event that the necessary infrastructure or complementary products are not developed or the Internet does not become a viable commercial marketplace for our services, our future business, operating results and financial condition could be adversely affected.

Our ability to attract and retain customers depends on factors we cannot control.

Our ability to increase the number of our customers, and our ability to retain customers, will depend on a number of factors, many of which are beyond our control. These factors include:

•
Our ability to obtain financing, the availability of a commercially viable market for our products and services, our ability to successfully market our products and services, our ability to provide reliable service to and retain new customers and our ability to develop a profitable business.

•	Our market is characterized by rapid technological change and our products and services could become obsolete or fail to gain market acceptance.

The market for our services is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product and service introductions and enhancements. Our industry is characterized by frequent introduction of new products and services. In order for us to achieve market acceptance for our products and services, we require substantial marketing efforts and the expenditure of significant funds to create both awareness and demand by marketing retailers and consumers. If technologies or standards applicable to our products or services become obsolete or fail to gain widespread consumer acceptance and we are unable to adapt to such changes, then our business and financial results will be materially and adversely affected.

We depend on a data transmission infrastructure largely maintained by third parties, which may be subject to disruption by events outside our control.

Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our customers and the Internet. A significant portion of that infrastructure is owned by third parties including, but not limited to, Level 3 Communications, Inc. and CI², Inc. Accordingly, we have limited control over its quality and maintenance. Our operations also depend on our ability to avoid damages from power losses, telecommunications failures, network software flaws, transmission cable cuts, fires, earthquakes, floods and similar events. The occurrence of any of these events could interrupt our services. The failure of the Internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations, could have a material adverse effect on our business and financial results.

We operate in an extremely competitive market and may not be able to compete effectively.

Our current and prospective competitors are numerous. The Internet services business is highly competitive and there are few significant barriers to entry. All of our established competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our current competitors include such large companies as Microsoft Corporation, Apple Computer, Inc., and RealNetworks, Inc. If the marketplace for streaming media over the Internet substantially expands and becomes commercially viable, then any of these competitors may expand their services and seek to dominate the marketplace, thereby preventing us from obtaining any meaningful market share. We intend to compete on the terms of price, customer support, technical expertise, ease of use, variety of value added services and reliability.

We depend on Winston Johnson, our CEO and other executive officers, and may have difficulty attracting and retaining the additional skilled employees we need to execute our growth plans.

Our future success depends on the continued services of Winston Johnson, our CEO, as well as our other executive officers. We do not carry key person life insurance on any of our personnel. Given our early stage and plans for rapid expansion, the loss of the services of our executive officers or the loss of the services of other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly marketing, sales, engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We expect to experience, in the future, difficulty in hiring and retaining highly skilled employees.

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

We cannot be certain that our products and services do not or will not infringe on valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Absence of dividends

We have never paid any dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. Investment in our Company is inappropriate if you are seeking current or near term income.

Our dependence on a limited number of clients increases the risk of loss of a client.

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

Winston Johnson, Jon Jannotta and Eric Young, our Chairman and CEO, President and Executive Vice President, and Chief Operating Officer and Chief Financial Officer, respectively, own approximately 34% of the Company's shares of common stock as of June 9, 2006. Therefore, these stockholders may have the ability to elect our directors and to control the outcome of other issues submitted to our stockholders.

You may expect difficulty of trading and obtaining quotations for our common stock.

Our common stock is currently quoted on the OTC-Pink Sheets under the symbol “WDMG.” As a result of trading in the over-the-counter market, an investor would likely find it more difficult to purchase, dispose of, or to obtain quotations as to the price of the common stock. There can be no assurance that a more active trading market will develop, or if developed, that it will be maintained.

Penny Stock regulation is expected to adversely affect the market for the Company's securities.

The trading of our common stock is currently subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for non-NASDAQ and non-exchange listed securities. Under such rule, brokers-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

Our common stock is currently a penny stock as defined in the Exchange Act and, as such, the market liquidity for the Common Stock is limited to the ability of broker-dealers to sell common stock in compliance with the above-mentioned disclosure requirements.

Preferred stock may act as an anti-takeover device.

We are authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. The Company has no shares of preferred stock issued and outstanding. The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences, liquidation preferences, voting and other rights to preferred stockholders over common stockholders. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by stockholders.

Shares Eligible For Future Sale

Of the shares of the Company's common stock outstanding as of June 16, 2006, approximately 29,238,000 are “restricted securities,” as that term is defined in the Securities Act, and may only be sold in compliance with the provisions of Rule 144 of the Securities Act.

Item 7.	Financial Statements.

Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 25, 2005 Chavez and Koch, CPA's ("Chavez and Koch"), the independent public accountant previously engaged as the principal accountant to audit the Company's financial statements resigned. Chavez and Koch have decided to no longer represent public companies and will not be renewing its certification with the Public Company Accounting Oversight Board. The Company has appointed De Joya & Company as its new independent public accountant, effective with respect to the Company's fiscal year ended December 31, 2004. The Company's change in independent public accountant was approved by the full Board of Directors of the Company as of March 28, 2005.

Effective on March 1, 2006, De Joya & Company, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company's financial statements, resigned.  De Joya & Company has decided to withdraw from the Public Company Auditing Oversight Board and will no longer be performing public company audits.

De Joya & Company audited the Company's financial statements for the fiscal year ended December 31, 2004. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the auditor's report on the financial statements for the period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to audit scope or accounting principles.

During the fiscal year ended December 31, 2004, and preceding such change, there were no disagreements with De Joya & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal year ended December 31, 2005 and the period preceding such change.

On March 3, 2006, the Company engaged De Joya Griffith & Company, LLC as its independent registered public accounting firm to review the Company's unaudited financial statements for the quarter periods ended March 31, 2005, June 30, 2005 and September 30, 2005. During the fiscal year ended December 31, 2005 and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

Item 8A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2005. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Principal Positions and Offices with our Company

Winston Johnson	47	Chairman of the Board and Chief Executive Officer

Jon J. Jannotta	55	President and Director

Eric Young	43	Chief Financial Officer, Chief Operating Officer and Director

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

Directors & Officers

Winston Johnson has been the Chairman of the Board and Chief Executive Officer of the Company since December 2003. Mr. Johnson founded Winsonic Holdings, Ltd. in 2002, as a successor to a company he founded in 1996, and has been its Chairman of the Board and controlling stockholder since then. Mr. Johnson, who started in the music, computer science, and communications industries in the 1970s, pioneered technological innovations in music, computer and sound engineering, such as the Winsonic Process. The Winsonic Process, a digital compression technology that produces a superior sounding product, has been used to enable record and film companies to record and distribute high-end voice, data, text, audio and video files throughout the world. Mr. Johnson's education includes a B.S. from FAMU and additional labs and studies which include FSU, UCLA, Berkley, Stetson University, Dartmouth, NASA, USC ETC, Nortel Network, Cisco, Sonet, Stn, Atm, Star Hub, DMS 200/300, DMS 500, DSL, PPOE, PPOA, MPLS, OSPF, BGP4, VOIP, HDTV transport, e911, video switching, ss7 signaling, cable plant, catv, emergency disaster planning, satellite, voice, data, video, fiber optics, micro wave, two-way radio, management systems, and billing systems.

Jon J. Jannotta has been a director since April 2000, Executive Vice President of the Company from April 2000 until December 2003, and since then, the President of the Company. Mr. Jannotta is a licensed architect and general contractor. Since January 1997, Mr. Jannotta has been a principal and director of Jon J. Jannotta Architects-Planners, Inc. Mr. Jannotta has experience in the practice of architecture, the construction industry and urban development, and general business administration.

Eric D. Young, age 43, assumed the dual roles of Chief Operating Officer and Chief Financial Officer on November 5, 2005. Mr. Young had served as senior financial consultant to the Company for the six months prior to November 5, 2005. In addition to performing financial consulting services to the Company, Mr. Young has provided services to companies such as ACE III Communications, Inc., and The Major Broadcasting Cable Network, Inc., among others. Mr. Young acted in various capacities in senior financial executive roles with Cox Enterprises, Inc. including the positions of Controller of Springfield Newspapers Inc. (1991), Assistant Controller of Dayton Newspapers, Inc. (1994), Controller of Cox Ohio Publications, Inc. (1996), and Controller of the Atlanta Journal & Constitution, (1997).

Board Committees

We currently have no audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, the entire board of directors participates in discussions concerning executive officer compensation. Since the Company does not have an audit committee, our board of directors have determined that none of its members is an audit committee financial expert within the meaning of paragraph (c) (2) of Item 402 of Regulation S-B. As the Company continues to develop and upon the creation of an audit committee, the Company will seek to add an audit committee financial expert to such committee. There has been no material change to the procedures by which stockholders may recommend nominees to our board of directors.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2005, except the following: Winston Johnson has not filed a Form 4 as of December 31, 2005 for common shares received during fiscal year 2005.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics designed to comply with Item 406 of Regulation S-B. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for December 31, 2003. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the President, Jon Jonnatta, at 10120 S. Eastern Avenue, Suite 200, Las Vegas, NV 89052.

The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K Item 10 filing rather than from our website.

Item 10.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2005, 2004 and 2003 by our executive officers.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards
Name and Principal Position	Year	Salary $		Bonus $	All Other Compensation	Restricted Stock Awards		Shares Underlying Options	All Other Compensation

Winston	2005	$290,000	(1)	$0	$0	$165,000	(5)	0	$231,000(7)
Johnson	2004	$221,900	(2)	$0	$0	$0		0	$0
CEO & Chairman of the Board	2003	$199,200	(3)	$0	$0	$0		0	$0

Jon	2005	$270,000	(3)	$0	$0	$0		0	$0
Jannotta	2004	$ 62,419	(3)	$0	$0	$360,774	(4)	0	$0
President	2003	$0		$0	$0	$0		0	$0

Eric	2005	$ 25,434	(3)	$0	$0	$185,000	(6)	0	$0
Young	2004	$0		$0	$0	$0		0	$0
CFO & COO	2003	$0		$0	$0	$0		0	$0

Nana	2005	$0		$0	$0	$0		0	$0
Yalley	2004	$0		$0	$0	$765,160	(8)	0	$0
Executive VP	2003	$0		$0	$0	$0		0	$0

(1)	Total compensation consists of $213,700 paid in cash and $76,300 accrued and unpaid as of December 31, 2005.

(2)
Total compensation consists of $25,000 paid in cash and $196,900 accrued and unpaid as of December 31, 2004. This $25,000 amount was paid by the Company following the merger in October 2004 pursuant to a binding offer letter in which Mr. Johnson is to receive compensation of $221,900 per annum.

(3)	Accrued and unpaid as of December 31, 2005.

(4)
In October 2004, Jon Jannotta was issued 487,532 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic Merger. These shares were fully vested, and they were valued at the then current market price of $360,774.

(5)
In December 2005, Winston Johnson was issued 500,000 shares of restricted common stock. These shares were fully vested, and they were valued at the then current market price of $0.33 per share or $165,000.

(6)	In December 2005, the Company recorded the vesting of 500,000 shares of common stock award to Eric Young, for the net vested value of $185,000.

(7)	In December 2005, Winston Johnson was issued 700,000 shares of common stock to partially relieve a related party loan payable to him, valued at $0.33 price per average share or $231,000.

(8)
In October 2004, Nana Yalley was issued 1,034,000 shares of restricted common stock for services rendered as an executive bonus in consideration of his efforts in the procurement and conclusion of the Winsonic merger. These shares were fully vested, and they were issued at the then current market price.

Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

In October 2002, our stockholders approved our 2002 Employee Stock Incentive Plan. Our executive officers are eligible to receive awards under this plan. In fiscal year 2004, stock options were granted to officers to purchase 3,000,000 shares of the Company’s common stock at $1.00 per share. In fiscal year 2005, Mr. Nana Yalley, a former officer and former board member of the Company, signed a separation agreement to terminate his executive and board responsibilities, as well as, to reduce his options to purchase common stock of the Company from 1,000,000 to 500,000 shares at an average price of $1.00 per share.

On November 5, 2005, Mr. Eric Young was hired as Chief Financial and Operating Officer of the Company, and was thereby granted stock options to purchase 500,000 shares of the Company’s common stock at an average price of $1.00 per share, as well as, stock options to purchase 750,000 of the Company’s common stock at an average price of $0.01 per share. (See “Note 2 - Summary of Significant Accounting Policies” for further detail of the Company’s stock option activity for fiscal years ended December 31, 2004 and 2005.)

Aggregated Option/Share Exercises In Last Fiscal Year And Fiscal Year End Option/Share Values

No Named Executive Officers exercised options during the fiscal year ended December 31, 2005.

Long Term Incentive Plans - Awards In The Last Fiscal Year

No named executive officer received any award for the fiscal year ended December 31, 2005 under any long-term incentive plan.

Employment Agreements

On October 8, 2004, the Company entered into binding offering letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurred or January 1, 2005, whichever occurred first. Each officer is eligible for annual incentive bonuses based on performance. The agreements are terminable at will with or without cause (as defined).

Subsequently, on December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, thereby terminating Mr. Yalley’s employment with the Company effective as of October 8, 2004. The separation agreement specifies that Mr. Yalley is entitled to restricted common stock of the Company equal to his base salary of $270,000, consisting of 818,182 common shares or $0.33 average price per share. The separation agreement also specifies that an identical number of restricted shares of common stock of the Company which were issued to Mr. Collazo in settlement of litigation may be issued to Mr. Yalley as well. (See “Note 14 - Subsequent Events” for further details regarding shares issued to Mr. Collazo in settlement of litigation.)

The employee agreements effective as of October 8, 2004 provided for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase 1,000,000 shares each of common stock for $1.00 per share, with 10% vesting individually and 90% vesting at the rate of 1/12 per month for 12 months effective with date of the employment agreement. The agreements are terminable at will with or without cause (as defined).

However, per the separation agreement of December 9, 2005, Mr. Yalley has agreed to a reduction of the stock options to purchase common stock of the Company from 1,000,000 to 500,000 shares. These options are vested and immediately exercisable for (5) five years from the date of the grant at $1.00 per share. Mr. Yalley’s 500,000 stock options were valued using the Black Scholes valuation model and recorded at $131,068 as of December 31, 2005, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

On December 3, 2004, Jeffrey B. McConnell resigned as Chief Operating Officer and Chief Financial Officer of the Company.

On November 5, 2005, the Company replaced Mr. McConnell by entering into a binding offering letter with Eric Young, as Chief Operating Officer and Chief Financial Officer of the Company. Under the terms of employment, Mr. Young is to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurs first. Mr. Young is eligible for an annual incentive bonus based on performance. The agreement is terminable at will with or without cause (as defined). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the Employment Agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, Young received an additional restricted 750,000 shares of stock upon the signing of the Employment Agreement at a purchase price of $.01 per share, in which 1/3 vested upon the signing of the Employment Agreement, 1/3 will vest at the closing of the next round of financing or January 1, 2006, whichever is earlier, and the remaining 1/3 when the company’s common stock resumes trading on the OTCBB.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of December 31, 2005, on which date there were 40,204,556 shares outstanding, by:

•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

•	each of our “named executive officers” and directors, and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

Except as otherwise indicated in the notes to the following table, we believe that all shares are beneficially owned, and investment and voting power is held by the persons named as owners, and the address for each beneficial owner listed in the table, except where otherwise noted, is c/o Winsonic Digital Media Group, Ltd. 101 Marietta Street, Suite 2600, Atlanta, GA 30303.

Name and Address	Amount and Nature Of Beneficial Ownership	Percentage of Outstanding Shares Owned

Winston Johnson	7,987,700	18.3%

Jon J. Jannotta	6,208,690	14.2%

Eric Young	500,000	1.1%

All current directors and executive officers as a group (3 persons)	14,696,390	33.6%

Item 12.	Certain Relationships and Related Transactions.

We did not enter into any transaction with a related party during the last two years requiring disclosure under the rules and regulations adopted by the U.S. Securities and Exchange Commission, except (1) the Winsonic Transaction, which is discussed in “Merger with Winsonic Holdings” A subsection of Item 1 of this report; (2) a stock exchange agreement with Native American Television Network, Inc., which is discussed in “Discussion of Business,” a subsection of Items 1 and “Continuing Operations,” a subsection of Item 6; and (3) certain other transactions discussed in Note 4 of the notes to the financial statements, “Related Party Transactions.”

Item 13.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among Media and Entertainment.com, Inc., Winsonic Acquisition Sub, Inc., Winsonic Holdings, Ltd and Winston Johnson, dated July 16, 2004, as amended. (6)

3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated November 5, 2003. (4)

3.3	By-laws of Media and Entertainment.com, Inc. (2)

4.1	Winsonic Digital Media Group, Ltd. 9% Convertible Subordinated Promissory Note dated October 12, 2005 in the amount of $25,000. (11)

4.2	Winsonic Digital Media Group, Ltd. Warrant Certificate dated October 12, 2005. (11)

4.3	Form of Winsonic Digital Media Group, Ltd. 6% Convertible Subordinated Promissory Note. (13)

4.4	Form of Winsonic Digital Media Group, Ltd. Warrant Certificate. (13)

10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)

10.2	Service Agreement by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated as of July 18, 2003. (3)

10.3	Stock Purchase Agreement by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated as of July 18, 2003. (3)

Exhibit No.	Description

10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (3)

10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (3)

10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (3)

10.7	Subcontractor Master Consulting Agreement with C12, Inc., dated December 10, 2004. (5)

10.8	Joint Marketing and Development Agreement with C12, Inc., dated December 10, 2004. (5)

10.9	Modification of the Master Purchase Agreement between C12 and Winsonic Holdings, dated December 10, 2004. (5)

10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (6)

10.11	Form of Exchange Agreement. (6)

10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (7)

10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (7)

10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (7)

10.15	Agreement dated March 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (7)

10.16
Exchange Agreement dated as of March 15, 2005, by and among Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (7)

10.17	Office Services Agreement dated May 12, 2005 by and between Interactive Worldwide Atlanta - 260 Peachtree LLC and Winsonic Digital Media Group. (9)

10.18
Office Sublease and Services Agreements between Crowne Office Suites, Inc. at Peachtree Center and Winsonic Digital Media Group, Ltd. dated December 22, 2004, December 28, 2004 and January 7, 2005. (9)

10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group. (9)

10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson. (9)

10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta. (9)

10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley. (9)

10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect dated August 22, 2004. (9)

10.24	Service schedule for (3) LinkSM Global Wavelength Service - IRU dated August 17, 2004. (9)

10.25	Contract with Sun Micro Systems as a Sun iforce Partner dated May 24, 2005. (9)

10.26
Amended and Restated Acquisition and Share Exchange Agreement by and among Winsonic Digital Media Group, Ltd and Automated Interiors, LLC and William H. Mann and Jeffrey Fischer executed on May 15, 2006 and effective as of April 18, 2006. (10)

10.27	Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and Winsonic Digital Media Group, Ltd., dated October 12, 2005. (11)

10.28	Binding Employment Offering Letter dated November 2, 2005 by and between Winsonic Digital Media Group, Ltd. and Eric D. Young. (12)

14.1	Code of Business Conduct and Ethics. (3)

16.1	Letter from Chavez and Koch dated March 31, 2005. (8)

16.2	Letter from DeJoya & Griffith, Changes in Registrant’s Certifying Accountant dated March 10, 2005. (14)

*21.1	List of subsidiaries of Registrant.

*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

* Filed herewith.
(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(2)	Incorporated herein by reference to the Registrant’s Form 10-SB12G filed on January 17, 2001.
(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(4)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 30, 2004.
(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 17, 2004.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 filed October 19, 2004.
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 31, 2005.
(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 31, 2005.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed May 16, 2005.
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 18, 2005.
(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 14, 2005.
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, filed January 6, 2006.
(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 16, 2006.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed and paid to our independent auditors, DeJoya & Griffith, for each of our last two fiscal years are as follows:

	2005		2004

Audit Fees		$30,000		$15,000
Audit-Related Fees		$15,000	$	- 0 -
Tax Fees	$	- 0 -	$	- 0 -
All Other Fees	$	- 0 -	$	- 0 -

We do not have audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

June 28, 2006	By:	/s/ Winston Johnson
Winston Johnson CEO and Chairman

June 28, 2006	By:	/s/ Eric Young
Eric Young
CFO and COO

June 28, 2006	By:	/s/ Jon Jannotta
Jon Jannotta
President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have audited the accompanying balance sheet of Winsonic Digital Media Group, Ltd. as of December 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Winsonic Digital Media Group, Ltd. as of and for the year ended December 31, 2004 and for the period from September 10, 2002 (Inception) through December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winsonic Digital Media Group, Ltd. as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and accumulated deficit of $12,449,708, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
June 28, 2006
Henderson, Nevada

2580 Anthem Village Drive, NV 89052
Telephone (702) 588-5961 ● Facsimile (702) 588-5979

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2005 & 2004 (Restated)

	12/31/2005	12/31/2004
		(Restated)
ASSETS

ASSETS:

Cash	$—	$436,749
Prepaid expense	16,476	—
Deposit	—	82,490
Total current assets	16,476	519,239

Fixed assets:
Computer equipment	977,669	1,577,269
Infrastructure	158,400	320,000
Software	82,899	160,000
Furniture & fixtures	36,682	13,040
Less: accumulated depreciation	(614,194)	(550,955)
Total fixed assets	641,456	1,519,354

TOTAL ASSETS	$657,932	$2,038,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$2,094,824	$1,514,625
Bank overdraft	14,468	—
Accrued payroll and related taxes	1,353,053	781,575
Legal settlement liabilities	1,020,000	1,020,000
Loans payable	383,357	357,506
Loan payable -related party	435,398	683,726
Note payable	—	847,000
Accrued interest on notes payable	—	101,640
Derivative liability related to convertible debentures	82,483	652,254
Warrant liability related to convertible debentures	23,406	614,609
Convertible debentures	1,122,639	37,871
Total current liabilities	6,529,628	6,610,806

TOTAL LIABILITIES	6,529,628	6,610,806

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares
issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized, 40,204,556 and 33,620,884 shares issued and
outstanding at December 31,2005 and 2004, respectively	40,205	33,621
Additional paid-in capital	6,517,807	2,918,261
Common stock payable at $0.33 and $1.00 per share at December 31, 2005 and
2004, respectively	270,000	820,000
Deposit paid by common stock	(250,000)	—
Accumulated deficit during development stage	(12,449,708)	(8,344,095)
Total stockholders' deficit	(5,871,696)	(4,572,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$657,932	$2,038,593

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 (Restated)
AND FROM INCEPTION TO
DECEMBER 31, 2005

	For the years ended December 31,		Inception to
	2005	2004	December 31, 2005
		(Restated)

REVENUE	$—	$25,000	$57,811

COST OF GOODS SOLD	441,204	296,120	1,149,160

GROSS PROFIT	(441,204)	(271,120)	(1,091,349)

EXPENSES:
Selling, general and administrative	1,262,278	1,516,584	4,282,920
Selling, general and administrative, related party	1,336,502	346,738	1,888,444
Consulting services - related party	945,334	1,125,934	2,071,268
Depreciation and amortization expense	344,720	342,355	895,675
Total expenses	3,888,834	3,331,611	9,138,307

OPERATING INCOME (LOSS)	(4,330,038)	(3,602,731)	(10,229,656)

OTHER INCOME/(EXPENSES):
Interest expense	(1,198,096)	(825,924)	(2,256,418)
Legal settlement costs	—	(1,020,000)	(1,020,000)
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	1,422,048	(451,863)	970,185
Interest income	473	257	730
Equity investment loss	—		—
Other income	—	109,467	85,451
Total other income/(expenses)	224,425	(2,188,063)	(2,220,052)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,105,613)	(5,790,794)	(12,449,708)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(4,105,613)	$(5,790,794)	$(12,449,708)

Basic weighted average number of
common shares outstanding	16,565,189	8,787,258

Net loss per basic and diluted common share	$(0.25)	$(0.66)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004 (Restated) AND FROM INCEPTION TO
DECEMBER 31,2005

	For the years ended December 31		Inception to
	2005	2004	December 31, 2005
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,105,613)	$(5,790,794)	$(12,449,708)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation	344,720	342,355	895,675
Accretion of principal and interest related
to convertible debentures	1,073,547	37,871	1,111,418
Unrealized (gain) loss on adjustment of derivative and
warrant liability to fair value of underlying securities	(1,422,048)	451,863	(970,185)
Stock based compensation	1,732,402	1,490,809	3,229,215
Change in operating assets and liabilities:
Decrease in due from stockholder	—	23,227	—
Decrease in deposit	82,490	(22,490)	—
(Increase) decrease in prepaid expenses	(16,476)	—	(16,476)
Increase (decrease) in bank overdraft	14,468	(4,205)	14,468
Increase (decrease) in accounts payable and accrued expenses	580,201	728,645	2,338,295
Increase (decrease) in accrued payroll and related taxes	862,132	532,575	1,643,707
Increase (decrease) in legal settlement liabilities	—	1,020,000	1,020,000
(Decrease) increase in interest payable	(101,640)	101,640	—
Net cash used in operating activities	(955,817)	(1,088,504)	(3,183,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reduction of fixed assets - Digital Services International, Inc.	842,000	0	—
Purchase of fixed assets	(27,341)	—	(1,255,650)
Net cash provided by investing activities	814,659	—	(1,255,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	30,567	31,977	419,573
Proceeds from loan payable - related party	140,000	683,726	823,726
Payment on note payable - related party	(160,000)	(5,450)	(160,000)
Satisfaction of note payable - Digital Services
International, Inc.	(847,000)	—	—
Forgiveness of accrued interest - Digital Services International, Inc.	152,592	—	152,592
Proceeds from convertible debentures	388,250	815,000	1,203,250
Proceeds from warrants for common stock	—	—	2,000,100
Net cash(used in) provided by financing activities	(295,591)	1,525,253	4,439,241

NET (DECREASE) INCREASE IN CASH	(436,749)	436,749	—

CASH, BEGINNING OF PERIOD	436,749	—	—

CASH, END OF PERIOD	$—	$436,749	$—

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$820,000	$—	$820,000
Forgiveness of salary payable to officer	$270,000	$—	$270,000
Forgiveness of payroll tax for officer	$20,655	$—	$20,655
Issuance of common stock as deposit on lease obligation	$250,000	$—	$250,000
Issuance of common stock as payment on notes payable - related party	$231,000	$—	$231,000
Issuance of common stock upon conversion of debentures	$118,000	$—	$118,000
Adjustment to paid in capital for Accumulated Depreciation	$281,481	$—	$281,481

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

								Accumulated
							Deposit	Deficit
					Additional	Common	Paid By	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Common	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-			$-	$-

Reverse Merger - ReAcquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-					-

Issuance of common stock to founder for services		-	6,004,200	6,004	-				6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-	-		6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)		-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)		-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share			94,615	95	122,905				123,000

Issuance of common stock for services, $0.82 average price per share			91,463	91	74,909				75,000

Issuance of common stock for services, $0.68 average price per share			66,667	67	45,267				45,334

Issuance of common stock for equity investment in NATVN			1,670,000	1,670	(1,670)				-

Issuance of common stock founder to relieve related party note payable due him, at $0.33 average price per share			700,000	700	230,300				231,000

Issuance of common stock to founder for services, $0.33 average price per share			500,000	500	164,500				165,000

Issuance of common stock for services, $0.70 average price per share			900,000	900	629,100				630,000

Issuance of common stock for services, $0.48 average price per share			225,000	225	107,775				108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share			590,000	590	117,410				118,000

Issuance of common stock as lease deposit, $0.27 average price per share			925,927	926	249,074		(250,000)		-

Issuance of common stock for common stock payable, $1.00 average price per share			820,000	820	819,180	(820,000)			-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party					281,481				281,481

Forgiveness of interest expense - related party					152,592				152,592

Vested common stock award for officer					185,000				185,000

Common stock payable to officer for separation agreement, $0.33 average price per share					-	270,000			270,000

Record forgiveness of accrued salary for officer per separation agreement					270,000				270,000

Record adjustment for accrued payroll taxes for officer per separation agreement					20,655				20,655

Vested stock options granted to officer for separation agreement					131,068				131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	$-	40,204,556	$40,205	$6,517,807	$270,000	$(250,000)	$(12,449,708)	$(5,871,696)

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PURPOSE

Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Winsonic Holdings, Ltd. (the “Private Company”), a closely held private company, in an exchange for 8,000,000 shares of the Public Company's common stock (the “Winsonic Transaction”). Prior to the Winsonic Transaction, the Public Company had no operations or assets and 23,956,138 shares of common stock issued and outstanding. Following the transaction, the Public Company changed its name from Media and Entertainment.com, Inc. to Winsonic Digital Media Group, Ltd. (the “Company”).

The accounting treatment of the Winsonic Transaction was determined by the following considerations:

1.	The Public Company was a non-operating public company (having no operations or assets);
2.	The former sole shareholder and CEO of the Private Company became the controlling shareholder of the combined company, and;
3.	The management and operations of the combined company continue to be those of the Private Company.

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. As a result, the Winsonic Transaction is treated in the accompanying financial statements as the equivalent of the issuance of shares by a private company (Winsonic Holdings) for the non-monetary assets of a non-operational public company (Media and Entertainment.com), accompanied by a recapitalization. The accounting treatment for the Winsonic Transaction is similar to that of a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of the Private Company. All shares included in the Statement of Stockholders' Equity have been presented as if the acquisition had occurred at the date of inception of the Private Company, September 10, 2002.

The shares of common stock of the Public Company outstanding prior to the merger -i.e., 23 million shares - have been shown in the accompanying financial statements as a recapitalization of the Company as of October 7, 2004.

As part of the Agreement and Plan of Reorganization, the Public Company issued a total of 8 million shares of its common stock. Of these 8 million shares, approximately 2 million shares were issued to various creditors of the Private Company in accordance with exchange agreements between those creditors and the Private Company.

The Company is a media distribution solutions company. The Company primarily offers media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network, Winsonic Digital Cable Systems Network (WDCSN), enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV in full screen format, at high speed, high quality, and greatly reduced cost, thereby reducing the need for expensive high-speed connections.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of December 31, 2005, the Company has not commenced its planned principal operations and has no significant revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in four financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of December 31, 2005, the Company had a deficit in its cash accounts of $14,468.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

Earnings (Loss) Per Share Calculations

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for stock options issued to employees. Under APB Opinion No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black Scholes option pricing model.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Employee Agreements effective as of October 8, 2004, provided for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause.

Subsequently, on December 9, 2005, Nana Yalley entered into a separation agreement with the Company, thereby rendering his employment agreement with the Company, signed October 8, 2004, null and void. In this separation agreement, Mr. Yalley agreed to a reduction of his stock options to purchase common stock of the Company from 1,000,000 to 500,000 shares. These options are vested and immediately exercisable for five years from the date of the grant at $1.00 per share. Mr. Yalley’s 500,000 stock options were valued using the Black Scholes valuation model, and recorded at $131,068 as of December 31, 2005, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

Per an employment agreement dated November 5, 2005, Mr. Eric Young was named Chief Operating Officer and Chief Financial Officer of the Company. Mr. Young received stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share, which would vest equally over a twelve-month period effective with the date of the employment agreement. Additionally, Mr. Young received stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01 per common share. The stock options vest one-third immediately, one-third at the closing of the next round of funding or January 1, 2006, whichever is earlier, and the remaining one-third when the Company’s common stock resumes trading on the OTCB. As of December 31, 2005, a total of 3,119,041 options have vested.

A summary of the Company’s stock option activity is as follows:

	December 31, 2005		December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Year	3,000,000	$1.00	0	$0
Granted	1,250,000	1.00	3,000,000	1.00
Exercised	0		0
Cancelled	500,000		0
Outstanding - End of Year	3,750,000	$1.00	3,000,000	$1.00
Exercisable - End of Year	3,119,041	$1.00	750,000	$1.00

(See “Note 7 - Commitment and Contingencies” for further detail of employment agreements.)

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004: risk free rate of 3.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 149% and 63%, respectively; and weighted-average expected life of the option of two years.

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

The Company’s pro forma information follows:

	December 31, 2004	December 31, 2003 (Restated)
Pro forma net (loss) income applicable to common shareholders	$(5,600,782)	$(5,948,768)

Pro forma net (loss) income applicable to common shareholders per share: Basic and fully diluted	$(0.34)	$(0.68)

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the declining balance method for financial statement purposes over the following estimated useful lives:

Telecommunication Equipment	15 Years
Furniture & Fixtures	7 Years
Computer Equipment	5 Years
Software	3 Years

Depreciation expense for the years ended December 31, 2005 and December 31, 2004 was $344,720 and $342,355, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Revenues and Expenses Recognition

Revenues are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the years ended December 31, 2005 and 2004.

Research and Development Costs

Research and development costs are charged to expenses as incurred. There were no research and development costs incurred for the years ended December 31, 2005 and 2004.

Income Taxes

Income taxes are generally provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because, currently, the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based compensation.” This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Accordingly, the Company is unable to determine at this time the impact SFAS No. 123(R) will have on its balance sheet or income statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections” - a Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company expects the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share.

During fiscal year 2002, the Company issued 990,600 stock warrants, of which 509,600 warrants were issued to four individuals for consulting services, 385,000 warrants were issued to three individuals to settle debts, and 96,000 warrants were issued to six individuals and one company for cash, all with a conversion price of $1.00 per share.

During fiscal year 2003, the Company committed 820,000 shares of common stock as part of a payable of $820,000 for shares of stock valued at $1.00 per share to a company as part of the consideration for purchase of computer equipment and infrastructure valued at $1,667,000. The remaining balance of $847,000 has been financed through a promissory note payable. (See “Note 11 - Notes Payable.”)

During fiscal year 2003, the Company issued 189,500 stock warrants, of which 87,000 were issued to one individual for consulting services, and 102,500 were issued to four individuals for cash, all with a conversion price of $1.00 per share.

During fiscal year 2004, the Company issued 6,004,200 shares of common stock to the founder and Chairman/C.E.O. as part of the Agreement and Plan of Reorganization. The issue has been accounted for as part of the “B” reorganization wherein the Public Company acquired control of the Private Company. The shares on our financial statements have been recast back to inception for accounting purposes.

During fiscal year 2004, as discussed in Note 1, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment.com, Inc. These shares represent issued and outstanding shares of the Public Company prior to the merger, and have been reflected as a recapitalization of Winsonic as of October 7, 2004 -- the date of the merger.

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

During fiscal year 2005, the Company issued 252,745 shares to a private investment partnership. The stocks were issued at $1.30 per share for the first 94,615 shares, $0.82 per share for 91,463 shares, and $0.68 for the remaining 66,667 shares. The stocks were part of a warrant, exercisable at $0.07 per share, which was issued to compensate certain professional advisors for services rendered during 2004. The stocks were issued pursuant to a “cashless exercise” wherein the warrant holder received a reduced number of shares of common stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For September, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants). For June, the warrant holders received 66,667 shares of common stock and contributed 8,333 shares valued at $0.68 per share, worth $5,666 (the cost of their warrants).

During fiscal year 2005, the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for 4,000,000 shares of common stock, in accordance with a stock exchange agreement entered into by both parties. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2005, since there were no tangible or intangible assets and signed agreements in place. (See “Note 12 - Equity Investment” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 700,000 shares of common stock to its founder to relieve related party loan payable due him valued at $231,000 or $0.33 average price per share. (See “Note 4 - Related Party Transactions” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share. (See “Note 4 - Related Party Transactions” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 900,000 shares of common stock to two consultants for services valued at $630,000 or $0.70 average price per share.

During fiscal year 2005, the Company issued 225,000 shares of common stock to two consultants for services valued at $108,000 or $0.48 average price per share.

During fiscal year 2005, the Company issued 590,000 shares of common stock to four investors in satisfaction of convertible debenture obligations of $118,000 at $0.20 average price per share. (See “Note 10 - Convertible Debentures” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 925,927 shares of common stock to its landlord for lease deposits valued at $250,000 or $0.27 average price per share.

During fiscal year 2005, the Company issued 820,000 shares of common stock to one company as a result of conversion of common stock payable valued at $820,000 or $1.00 per share.

During fiscal year 2005, the Company credited additional paid-in capital for a $281,481 adjustment to accumulated depreciation for the return of computer equipment, infrastructure and software. (See “Note 8 - Property And Equipment, Net” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer for the net vested value of $185,000. (See “Note 4 - Related Party Transactions” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded common stock payable for 818,182 common shares valued at $270,000 or $0.33 average price per share to an officer per a separation agreement,. (See “Note 7 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued salary to an officer per a separation agreement by crediting additional paid in capital for $270,000. (See “Note 7 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued payroll taxes for an officer per a separation agreement by crediting additional paid in capital for $59,982. (See “Note 7 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of stock options to purchase 500,000 shares of the Company’s common stock per a separation agreement valued at $131,068 at December 31, 2005, using the Black Scholes valuation method. (See “Note 2 - Summary of Significant Accounting Policies” and “Note 7 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the forgiveness of interest expense of a related party by crediting additional paid in capital for $152,592. (See “Note 11 - Note Payable” for further detail regarding this transaction).

Stock Warrants/Common Stock Payables

Certain stock warrants and common stock payables have been issued in exchange of cash proceeds, services and fixed assets at a conversion price of $1.00 per common share. The stock warrants have a life of three years.

The following table summarizes the Company’s stock warrants and common stock payable activity with a conversion price of $1.00:

	Number of Warrants/Common stock payable	Exercise Price
Balance as of September 10, 2002 (Inception)	0	$0.00
Warrants issued	990,600	1.00
Warrants canceled/expired
Warrants exercised
Balance as of December 31, 2002	990,600	1.00
Warrants/stock payable issued	1,009,500	1.00
Warrants canceled/expired
Warrants exercised
Balance as of December 31, 2003	2,000,100	1.00
Warrants issued
Warrants canceled/expired
Warrants exercised	(1,180,100)	1.00
Balance as of December 31, 2004	820,000	1.00
Warrants issued
Warrants canceled/expired
Common stock payable exercised	(820,000)	1.00
Balance as of December 31, 2005	0	$0.00

Certain detachable stock warrants have been granted related to convertible dentures discussed in Note 10 - Convertible Debentures.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of September 10, 2002	0	$0.00
Warrants issued
Warrants cancelled/expired
Warrants exercised
Balance as of December 31, 2002
Warrants issued
Warrants cancelled/expired
Warrants exercised
Balance as of December 31, 2003
Warrants issued	1,164,286	0.70
Warrants cancelled/expired
Warrants exercised
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	627,500	0.30
Warrants cancelled/expired	(393,333)	0.30
Balance as of December 31, 2005	2,771,667	$0.39

NOTE 4 - RELATED PARTY TRANSACTIONS

Officer’s Compensation

Officer’s compensation for services was $935,434 and $346,738, and was included in general and administrative expenses-related party as of December 31, 2005 and 2004, respectively.

Two individuals who acted as consultants prior to becoming officers of the Company received for consulting services regarding the merger a total of 1,521,532 shares of common stock valued at $1,125,934. This value was included as consulting services-related party in the statement of operations for the year ended December 31, 2004.

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share.

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer, for the net vested value of $185,000.

Loans Payable - Related Party

During 2003, the Company received a loan with a current balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to this note. During 2004, the loan of $36,419 was forgiven and included in 2004 operating results. The reversal of related accrued interest of $29,706 was also included in 2004 operating results.

Loan From Founder (2004)

As of December 31, 2004 the Company had a loan payable totaling $683,726 to the C.E.O. and founder, consisting of principal of $600,000, which was due September 3, 2004, plus 80,000 shares of common stock valued at $64,000, both payable to the C.E.O. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balance of $683,726 is $19,726 as of December 31, 2004.

During the 1st Quarter of 2005, the Company paid $160,000 to the CEO against this loan. On December 5, 2005, 700,000 shares of the Company’s common stock were issued to the CEO as payment to be applied against the balance of the loan. The price per share of the common stock was $0.33 per share or $231,000.

On December 31, 2005, the balance of the loan was $352,726, consisting of principal of $209,000, 80,000 shares of common stock valued at $64,000, and accrued interest of $79,726.

Loan From Founder (2005)

On September 15, 2005, the Company received a loan of $80,000 from the C.E.O. and founder. As of December 31, 2005, the loan balance totaled $82,672, consisting of principal of $80,000 and accrued interest of $2,672. Under the terms of the Note, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. As of the date of this report, the loan is unpaid.

NOTE 5 - SUMMARY OF LEGAL PROCEEDINGS

Other than as described below, we are not currently involved in any legal proceedings that may be deemed material to our financial condition.

Callozo vs. Media and Entertainment.com, Inc.

On March 22, 2004, the Company (then known as Media and Entertainment.com, Inc.) commenced a civil lawsuit in Los Angeles Superior Court (Case No. BC312530) against Caesar Collazo, a former officer of the Company, seeking punitive and exemplary damages in excess of $40,000. The Company had purchased the assets of Nexcode of which Mr. Collazo was a founder, and Mr. Collazo received 400,000 shares of the Company’s common stock (the “Shares”) in consideration of the sale. While still employed by the Company, Mr. Collazo allegedly formed a competing company, stole proprietary property of the Company and solicited Company clients on behalf of the competitor. The Company sought a constructive trust, injunctive relief and the return of the Shares.

Prior to this suit, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the Shares. The injunctive relief was denied and Mr. Collazo dismissed the complaint. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587), to enjoin the transfer of the Shares. The Court issued an Order on March 19, 2004, enabling Mr. Collazo to sell 30,000 shares of common stock and issuing a temporary restraining order with regard to the remaining 370,000 shares, provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond, and the Nevada action was dismissed.

In the above-described litigation brought by the Company against Mr. Collazo in July 2004, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleges that the Company breached the agreement with him because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and that he did not receive the equity promised him. The Company denied the allegations of the cross complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo, as well as attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Nana Yalley, an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly, 900,000 shares of common stock, as well as, $120,000 of attorney fees, were charged as expenses in 2004. The settlement was not accomplished by June 10, 2005; therefore, Mr. Collazo could have exercised, at his option, the right to enforce the settlement agreement for the issuance of the 900,000 shares of the Company’s stock to him and the payment of his attorney fees or the issuance of 200,000 shares of the Company’s stock to his attorney in lieu of payment.

On December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, thereby rendering Mr. Yalley’s employment with the Company null and void. The separation agreement specifies that an identical number of restricted shares of common stock of the Company that were issued to Mr. Collazo in settlement of litigation may be issued to Mr. Yalley as well.

An estimated liability of $1,020,000 for legal settlements was accrued as of December 31, 2005 and 2004. Therefore, the agreement had no effect on the operating results for 2005. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Yellowbrix, Inc. vs. Media and Entertainment.com, Inc.

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com, Inc. regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed as a general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2005 and 2004.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com, Inc.

This collection lawsuit arises from an alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com, Inc. The disputed amount of $8,733 was expensed as a general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2004. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Netscaler Inc. vs. Winsonic

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of December 31, 2005 and 2004. Pursuant to a settlement agreement, the Company is to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for dismissal of the action.

Attorney Collection Services vs. Winsonic Holdings, Ltd.

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of December 31, 2005 and 2004.

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2005, the Company has recognized $57,811 of revenues, and has had accumulated losses of approximately $12,449,708 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On October 8, 2004, the Company entered into binding offering letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurred or January 1, 2005, whichever occurred first. Each officer is eligible for annual incentive bonuses based on performance. The agreements are terminable at will with or without cause (as defined).

Subsequently, on December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, thereby terminating Mr. Yalley’s employment with the Company effective as of October 8, 2004. The separation agreement specifies that Mr. Yalley is entitled to restricted common stock of the Company equal to his base salary of $270,000, consisting of 818,182 common shares or $0.33 average price per share. The separation agreement also specifies that an identical number of restricted shares of common stock of the Company that were issued to Mr. Collazo in settlement of litigation may be issued to Mr. Yalley as well. (See “Note 14 - Subsequent Events” for further details regarding shares issued to Mr. Collazo in settlement of litigation.)

The employee agreements, effective as of October 8, 2004, provided for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase 1,000,000 shares each of common stock for $1.00 per share. However, per the separation agreement of December 9, 2005, Mr. Yalley agreed to a reduction of his stock options to purchase common stock of the Company from 1,000,000 to 500,000 shares. These options are vested and immediately exercisable for (5) five years from the date of the grant at $1.00 per share. Mr. Yalley’s 500,000 stock options were valued using the Black Scholes valuation model and recorded at $131,068 as of December 31, 2005, in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

On December 3, 2004, Jeffrey B. McConnell resigned as Chief Operating Officer and Chief Financial Officer of the Company.

On November 5, 2005, the Company replaced Mr. McConnell by entering into a binding offering letter with Eric Young, as Chief Operating Officer and Chief Financial Officer of the Company. Under the terms of employment, Mr. Young is to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurs first. Mr. Young is eligible for an annual incentive bonus based on performance. The agreement is terminable at will with or without cause (as defined). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the Employment Agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, Mr. Young received an additional restricted 750,000 shares of stock upon the signing of the Employment Agreement at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the Employment Agreement, 1/3 will vest at the closing of the next round of financing or January 1, 2006, whichever is earlier, and the remaining 1/3 when the company’s common stock resumes trading on the OTCBB.

All options granted to existing officers of the Company are treated in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized. (See “Note 2 - Summary of Significant Accounting Policies,” for further details regarding stock options issued to employees of the Company.)

SERVICE AGREEMENTS

Subcontractor Master Consulting Agreement with CI²

On December 10, 2004, the Company and CI², Inc. (“CI²”) entered into a Subcontractor Master Consulting Agreement (the “SMCA”). A prior material relationship existed between the two parties because CI² had entered into a Master Purchase and Services Agreement (the “MPSA”) with Winsonic Digital Cable Systems Network, Ltd. f/k/a Winsonic Holdings, Ltd., a now wholly owned subsidiary of the Company, dated May 5, 2004, which was prior to the Private Company's merger with the Company. The MPSA provided CI² the ability to purchase and/or license various products and services for delivery and installation from the Company, to be used for CI²'s own internal use and for resale.

Pursuant to the SMCA, CI² will subcontract services to the Company through individual agreements. CI² will compensate the Company in a manner consistent with the terms of the applicable agreements.

Joint Marketing and Development Agreement

On December 10, 2004, the Company and CI² also entered into a Joint Marketing and Development Agreement (the “JMDA”). Pursuant to the JMDA, the Company and CI² will cooperate in the development and testing of certain Company products set forth in the JMDA (the “Company Products”), which run on a combination of certain listed CI² hardware and software (the “CI² Products”) creating a modified product (the “Modified Product”). Each party will bear all costs and expenses associated with its activities under the JMDA.

The term of the JMDA commenced on December 10, 2004 and will remain in effect for two (2) years, unless earlier terminated by a party.

In addition, on December 10, 2004, the Company agreed to take over the obligations of the Company under the MPSA. Therefore, the MPSA was modified to replace the name of the contracting party, Winsonic Holdings, Ltd., to that of the Company. In addition, the MPSA was modified to extend the period in which CI² may exercise its right of first refusal to purchase the networks for $9.7 million dollars as described in the MPSA for an additional ninety (90) days until February 1, 2005. While the option to purchase was not exercised by CI², all other terms and conditions of the MPA remain in full force and effect.

The Titan Network, LLC.

On March 1, 2005, the Company and The Titan Network, LLC (“Titan”) entered into a Letter of Agreement regarding venture financing, as well as business, financial and marketing consulting services to be provided by Titan to the Company for $20,000 per month. As additional compensation, the Company agreed to grant Titan stock options to purchase 1 million shares of common stock of the Company. The options were exercisable at $0.75 per share for a period of seven years. The options were to vest in 10 equal monthly installments of 100,000 shares commencing on March 1, 2005. During 2005, the Company made one payment of $20,000 for services rendered. The agreement has been mutually discontinued with all terms considered null and void.

PMG Media

On March 12, 2005, the Company and Proactive Media Group, Inc. d/b/a PMG Media entered into a Memorandum of Understanding (“MOU”). PMG Media provides high quality service in the area of Indoor and Outdoor Advertising Media anywhere in the U.S. in more than 500 markets. PMG Media was to provide the Company with outdoor advertising of all types of media, as well as indoor digital plasma advertising. PMG Media will enable the Company to reach its targeted markets via digital cable, satellite, broadband and fiber optic delivery platforms. The parties had planned to work on a revenue sharing model for the receipt of proceeds from subscriber fees, to be finalized in thirty days in a detailed formal agreement. No formal agreement between the two parties was completed, and the MOU has been considered null and void.

Lantern Hill Capital

On March 17, 2005, the Company entered into an agreement with Lantern Hill Capital, a management consultant firm, regarding consulting services to be provided to the Company for a two-year period primarily by James Anderson, a former director of the Company. Lantern Hill serves as a long-term financial advisor to the Company, including meeting and discussing the Company's operating strategy, assisting the Company in formulating strategic and financial plans and assisting in development of capitalization plans. Under the terms of the agreement, Mr. Anderson received for services rendered 150,000 shares of common stock valued at $105,000 or $0.70 per share on December 5, 2005.

A. Scott Roderick Investments, LLC

On March 15, 2005, the Company and Winston Johnson entered into an Exchange Agreement with A. Scott Roderick Investments, LLC (“ASRI”), a creditor of WDCSN, a wholly-owned subsidiary of the Company. Winston Johnson, the Company’s CEO, assumed an obligation of $562,500 from the subsidiary to ASRI in exchange for 750,000 shares of the Company’s common stock then held by Mr. Johnson, or an exchange price of $0.75 per share.

The 750,000 shares were transferred by Mr. Johnson to ASRI pursuant to the Assumption of Liabilities and Escrow Agreement dated as of October 7, 2004, which was entered into by Mr. Johnson at the time of the merger of the subsidiary with Media and Entertainment.com, Inc. In consideration of the transfer of the shares to ASRI, A. Scott Roderick, the sole shareholder of ASRI, executed a general release in favor of the Company, the subsidiary and Mr. Johnson.

On December 5, 2005, the Company issued 750,000 shares of its common stock shares to Mr. Roderick in satisfaction of the obligation.

Scott Roderick

On September 27, 2005, the Company entered into an agreement with Scott Roderick, a consultant for development-stage companies, to provide consulting services to the Company for a period of ninety days, including assistance in formulating strategic and financial planning objectives, assistance in the development of capitalization plans, and financial advisement to the Company. On December 5, 2005, Mr. Roderick was issued 150,000 shares of the Company’s common stock valued at $72,000 or $0.48 per share for services rendered.

Richard Watteyne

On September 27, 2005, the Company entered into an agreement with Richard Watteyne for business development, management and financial consulting services for a period of forty-five days. On December 5, 2005, Mr. Watteyne was issued 75,000 shares of the Company’s common stock valued at $36,000 or $0.48 per share for services rendered.

Network Operations and Office Lease Agreement

On October 12, 2005, the Company entered into a 132-month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC (the “Landlord”) for office space, Data Center, Network Operations, Interconnect MOPE, and Fiber lab consisting of approximately 9,415 square feet of rentable space (the "Lease"). The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia.

The Company will use this space to launch WDCSN’s network operations, data center, broadcast controls, switch site, application development lab, and its corporate headquarters for its executives and general, clerical and administrative personnel.

Under the terms of the Lease, the Company will make annual rental payments to the Landlord in the following amounts:

Year ending December 31

2006	$115,332
2007	$203,652
2008	$209,760
2009	$216,048
2010	$222,528
Thereafter	$1,437,246

There is no option to renew this Lease. Notwithstanding the foregoing, the monthly base rental was abated for 6 months following the commencement date of the Lease, provided there is no default by the Company under the Lease.

Concurrently with the execution of the Lease, the Company issued a Fixed Price Secured Convertible Note (the “Note”) in the principal sum of $250,000 representing an increased security deposit requirement bearing simple interest at 9% per annum, payable monthly in arrears in cash or registered stock at the Registrant’s option, from December 1, 2005 through the earlier of (a) June 1, 2006 (the “Maturity Date”), (b) the date on which the outstanding principal amount of the Note is repaid in full prior to the Maturity Date (i.e. the “Prepayment Date”), or (c) the date on which the outstanding principal amount of the Note is automatically converted.

On October 12, 2005, the Company paid $16,476 as deposit on the office space. On December 14, 2005, the Note was converted into 925,927 shares of the Company’s common stock valued at $250,000 or $0.27 per share.

The lease agreement was amended on February 23, 2006 to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,800. (See “Note 14 - Subsequent Events” for further details regarding this amendment.)

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of December 31:

	2005	2004
Computer Equipment	$977,669	$1,577,269
Infrastructure	158,400	320,000
Software	82,899	160,000
Furniture & Fixtures	36,682	13,040
Total Fixed Assets	1,255,650	2,070,309
Less: Accumulated Depreciation	(614,194)	(550,955)
Total Property and Equipment, Net	$641,456	$1,519,354

In December 2005, the Company renegotiated its equipment purchase agreement and related Note Payable with Digital Service International (“DSI”). After receiving a $5,000 payment on the Note, and in exchange for the return pledged equipment, DSI agreed to forgive the remaining $842,000 of the Note Payable. (See “Note 11 - Notes Payable” for further detail regarding this transaction).

Depreciation expense for the years ended December 31, 2005 and 2004 was $344,720 and $342,355, respectively.

NOTE 9 - LOANS PAYABLE

The Company has loans outstanding for $383,357 and $357,507 as of December 31, 2005 and 2004, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The loans payable consist of:

	2005	2004
Eight convertible subordinated promissory notes, due in October 2004, convertible into shares of common stock at any time prior to maturity. The conversion options were not exercised.	$198,500	$198,500
A loan consisting of principal of $108,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of December 31, 2005 and 2004 is $13,261 and $6,780, respectively.	121,261	114,780
A loan consisting of principal of $40,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of December 31, 2005 and 2004 is $6,626 and $4,226, respectively.	46,626	44,226
A loan consisting of principal of $16,970 with no stated interest rate, repayment terms or maturity date. No interest was imputed during 2005.	16,970	-0-
Total Loans Payable	383,357	357,506
Less: Current Portion	(383,357)	$(357,506)
Total Loans Payable, less current portion	$-0-	$-0-

NOTE 10 - CONVERTIBLE DEBENTURES

During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000, respectively, from a Convertible Note and Warrant Purchase Agreement (the “Agreement”). The offering was made to 21 accredited investors. The convertible notes, including interest of 6%, were due in December 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the Agreement included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The Agreement also included a detachable warrant, which allowed the Warrant Holders to purchase 1,450,000 shares of common stock of the Company at $0.70 per share through December 2007.

On December 15, 2005, the Agreements totaling $1,015,000 were extended to June 30, 2006. The conversion feature portion of the amended Agreements included the right of the Note Holders to convert the face value of the notes into common stock of the Company at the lower of $.40 per share or 85% of the market value of the common stock at the time of conversion.

During the remainder of the 2005 calendar year, the Company received additional proceeds of $188,250, consisting of 6 offerings to accredited investors, as evidenced by Convertible Note and Warrant Purchase agreements. Four (4) of the six (6) investors have converted $118,000 of the $188,250 in proceeds into common stock shares. Total proceeds received from all Agreements as of December 31, 2005 mentioned above are $1,203,250.

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares that may be issued under the embedded host debt conversion feature, the Company is required to record a current liability relating to both the detachable warrant and the embedded convertible feature of the note payable as a “derivative liability”.

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in SFAS No. 133, Emerging Issue Task Force (“EITF”) 98-5 and 00-27, and APB Opinion No. 14 as follows:

•	The Company allocated the proceeds received between the convertible debt and the detachable warrant based upon the relative fair market values on the date proceeds were received.
•
Subsequent to the initial recording, the increase or decrease in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula, and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures, are accrued as adjustments to the liabilities as of December 31, 2005 and 2004.

•
The same increase or decrease in the fair value of the detachable warrants and embedded derivative in the conversion feature of the convertible debenture (as noted above) is included on the company’s statement of operations as an unrealized interest loss or gain arising from convertible financing.

•	Interest related to the convertible debentures is accreted ratably over the life of the debenture or until conversion, whichever occurs first.

The following table summarizes the various components of the convertible debentures as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Derivative liability	$82,483	$652,254
Warrant liability	23,406	614,609
Convertible debentures	1,121,360	37,871
Subtotal	1,227,248	1,304,734
Adjustment of derivative and warrant liability to fair value	970,185	(451,863)
Less: Accretion of principal and interest related to convertible debentures	(1,112,183)	37,871
Add; Conversion of debt to common stock	118,000	0
Total Proceeds from convertible debentures	1,203,250	815,000
Plus: Accrued interest	66,037	2,144
Total Convertible debentures	1,269,287	817,144
Less: Current portion of convertible debentures	(1,269,287)	(817,144)
Total Non-current Convertible Debentures	$-0-	$-0-

NOTE 11 - NOTE PAYABLE

NOTES PAYABLE	December 31, 2005	December 31, 2004

A loan due April 13, 2003, containing principal of $847,000 with no stated interest rate. The loan was secured with fixed assets (computer equipment, infrastructure and software). On December 16, 2005, the Company paid $5,000 and returned certain pledged equipment; thus satisfying the notes. Consistent with the final resolution of the agreement, no stated interest rate or finance charges have accrued.	$0	$847,000
Total Notes Payable	$0	$847,000

On December 16, 2005, the Company renegotiated its equipment purchase agreement and related note payable for computer equipment, software and infrastructure with Digital Service International (“DSI”). The equipment valued at $1,667,000 was paid in this amendment by the conversion of common stock payable to DSI for 820,000 common stock shares valued at $1.00 each, a $5,000 payment from the Company against the $847,000 DSI note payable, and the forgiveness of the remaining $842,000 note obligation by the return of $842,000 underlying pledged equipment. The effect was to reduce the liabilities of the Company by $847,000 (including forgiveness of $842,000 as a credit to additional paid in capital), reduce the value of the fixed assets of the Company by $842,000 (including a debit to additional paid in capital), reduce accumulated depreciation by $281,481 (including a credit to additional paid in capital) reduce cash by $5,000 and increase shares outstanding by 820,000, with a debit to common stock payable for $820,000 and a related credit to Par Value of $820 and Paid in Capital of $819,180.

Imputed accrued interest charges of $152,592 relating to the note, as of December 16, 2005, were recaptured by a credit to paid-in-capital in the fourth quarter of 2005.

NOTE 12 - EQUITY INVESTMENT

Native American Television Network, Inc.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2005, since there were no tangible or intangible assets and signed agreements in place. While management enthusiastically believes that the relationship will serve to provide a much needed service to customers and society alike, as well as prove to be financially rewarding, management agrees to adhere to valuation of the investment in NATVN at the historical based cost of zero.

The value of the investment to the Company is based upon the promising mutually beneficial opportunities that exist between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community; however, there are currently no signed agreements in place. NATVN is currently negotiating with representatives of the potential digital-services subscribers; however, contractual agreements with the potential subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

NATVN, based in Albuquerque, New Mexico, is a recently formed company that intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on a regularly scheduled program that offers air space to advertisers with the exception of paid programming or long form advertisements.

The investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of March 31, 2006, there were no significant operations commenced by NATVN.

NOTE 13 - RESTATEMENT OF FISCAL YEAR 2004

Restatement of 2004

The Company has restated its 2004 financial statements as part of the amendment of its Form 10KSB for 2004. The restatement of the 2004 financial statements corrects the liabilities associated with the convertible notes payable (with attached warrants) issued on December 15, 2004. The corrected amounts include an allocation of the proceeds between the conversion rights and the warrant rights, as well as, a subsequent adjustment to account for the change in the price of the Company’s common stock on December 31, 2004. The change affects the current liabilities on the December 31, 2004 Balance Sheet (Derivative Liabilities, Warrant Liabilities, Convertible Debentures and Paid in Capital). (See “Note 10 - Convertible Debentures” for detail information on the convertible notes).

The restatement included, in addition to the changes noted in the preceding paragraph, a classification of the finance costs related to the note payable as “Other Comprehensive Income” in the “Stockholders’ Deficit” section. The restatement does not include such a category, as all related finance costs (arising primarily from the changes in the price of the Company’s stock) have been included in the 2004 Statement of Operations.

NOTE 14 - SUBSEQUENT EVENTS

Automated Interiors Acquisition

On April 18, 2006, the Company acquired Automated Interiors, (a private Georgia Limited Liability Corporation) (“AI”) in exchange for 411,956 shares of the Company’s common stock. The transaction will be accounted for as a purchase of the net assets of AI, creating a wholly-owned subsidiary, the operations of which will be included in consolidated financial statements of the Company commencing in the 2nd Quarter of 2006. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company in exchange for the net assets of AI as of the date of the transaction and cash flows, is $102,989. The transaction value will be adjusted for significant changes, if any, resulting from the December 31, 2005 audit of AI. During the year ended 2005, AI had gross sales of $994,725.

Callozo vs. Media and Entertainment.com, Inc.

On March 16, 2006, the 900,000 shares due to Mr. Collazo were issued by the Company to Mr. Collazo in settlement. As of May 11, 2006, neither the 900,000 shares of common stock for Mr. Yalley, nor the 200,000 shares or $120,000 for attorney’s fees have been issued or paid.

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com, Inc.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgment, whereby the Company shall pay a settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006. As of December 31, 2005, the Company adjusted the related accrued liability to $6,500. The Company paid $6,500 to Berman, Romeri and Associates, LLP on April 5, 2006.

Network Operations and Office Lease Agreement

On February 23, 2006, the lease agreement for Network Operations and Corporate residence was amended to expand rental space by 9,415 square feet, bringing the total rental square feet to 18,800. The term date of the agreement remained unchanged. In accordance with the amended lease agreement, a payment of $17,246 was paid on March 10, 2006 and was applied to the June 2006 rent.

Under the terms of the amended lease, the Company will make annual rental payments to the Landlord in the following amounts:

Year ending December 31

2006	$170,000
2007	$406,356
2008	$416,515
2009	$426,928
2010	$437,601
Thereafter	$2,568,253

Promotion of Joseph Morris to Chief Operating Officer of the Company

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of Winsonic Digital Media Group, Ltd. Previously, Mr. Morris served as Chief Operating Officer of Automated Interiors, LLC, a wholly owned subsidiary of the Company, which was acquired on April 18, 2006.  Mr. Morris' base salay is $150,000 per annum. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement, and the remaining 90% to vest at the rate of 1/12th per month for twelve months.