Form 10QSB
period 2006-03-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-09-25
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2006

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

The issuer had 46,036,731 shares of common stock outstanding as of September 18, 2006.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2006 (UNAUDITED) & DECEMBER 31, 2005 (AUDITED)

	Unaudited 3/31/2006	Audited 12/31/2005

ASSETS
ASSETS:

Current assets:
Cash	$59,849	$-
Prepaid expenses	33,723	16,746
Loans receivable	39,350	-
Total current assets	132,922	16,476

Fixed assets:
Computer equipment	1,066,682	977,669
Infrastructure	158,400	158,400
Software	82,899	82,899
Furniture & fixtures	79,616	36,682
Less: accumulated depreciation	(651,012)	(614,194)
Total fixed assets	736,585	641,456

TOTAL ASSETS	$869,507	$657,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$2,242,134	$2,094,824
Bank overdraft	-	14,468
Accrued payroll and related taxes	1,579,740	1,353,053
Legal settlement liabilities	575,000	1,020,000
Loans payable	401,224	383,357
Loan payable -related party	423,876	435,398
Derivative liability related to convertible debentures	611,954	82,483
Warrant liability related to convertible debentures	701,615	23,406
Convertible debentures, net of unamortized discounts	1,033,375	1,122,639
Total current liabilities	7,568,918	6,529,628

Long-Term liabilities:	-	-
Total long-term liabilities	-	-

TOTAL LIABILITIES	7,568,918	6,529,628

Stockholders’ deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized, 41,104,556 and 40,204,556 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	41,105	40,205
Additional paid-in capital	7,082,891	6,517,807
Common stock payable, $0.33 per share at March 31, 2006	20,000	20,000
Accumulated deficit during development stage	(13,843,407)	(12,449,708)
Total stockholders’ deficit	(6,699,411)	(5,871,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$869,507	$657,932

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 & 2005
AND FROM INCEPTION TO
MARCH 31, 2006
(UNAUDITED)

	For the quarter ended March 31,
	2006	2005	Inception to March 31, 2006

REVENUE	$-	$-	$57,811

COST OF GOODS SOLD	-	123,107	1,149,160

GROSS PROFIT	-	(123,107)	(1,091,349)

EXPENSES:
Selling, general and administrative	507,291	237,910	4,790,211
Selling, general and administrative, related party	211,917	207,500	2,100,361
Consulting Services - related party	-	-	2,071,268
Depreciation and amortization expense	36,818	85,600	932,493
Total expenses	756,026	531,010	9,894,333

OPERATING INCOME (LOSS)	(756,026)	(654,117)	(10,985,682)

OTHER INCOME/ (EXPENSES):
Interest expense	(37,059)	(290,310)	(2,293,477)
Legal Settlement Costs	(5,000)	-	(1,025,000)
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(595,825)	1,133,836	374,360
Interest income	211	420	941
Other income(expenses)	-	-	85,451
Total other income/ (expenses)	(637,673)	843,946	(2,857,725)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,393,699)	189,829	(13,843,407)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(1,393,699)	$189,829	$(13,843,407)

Basic weighted average number of common shares outstanding	40,654,556	11,189,982	-

Net income (loss) per basic and diluted common share	$(0.03)	$0.02	-

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2006 & 2005
AND FROM INCEPTION TO
MARCH 31, 2006
(UNAUDITED)

	For the three months ended March 31,
	2006	2005	Inception to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,393,699)	$189,829	$(13,843,407)
Adjustments to reconcile net income (loss) to net cash used in operations:	-	-	-
Depreciation	36,818	85,600	932,492
Accretion of principal and interest related to convertible debentures	18,391	260,621	1,129,809
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	595,825	(1,133,836)	(374,360)
Forgiveness of accrued interest - DSI	-	-	152,592
Stock based compensation	115,984	198,000	3,345,199
Change in operating assets and liabilities:
(Increase) decrease in deposit	-	4,490	-
Increase (decrease) in prepaid expenses	(17,247)	-	(33,723)
(Increase) decrease in advances to related company	(39,350)	-	(39,350)
Increase (decrease) in bank overdraft	(14,468)	-	-
Increase in accounts payable and accrued expenses	147,310	1,382	2,485,606
Increase (decrease) in accrued payroll and related taxes	226,687	(96,758)	1,870,394
Increase (decrease) in legal settlement liabilities	5,000	-	1,025,000
Increase in interest payable	-	12,705	-
Net cash provided by (used in) operating activities	(318,749)	(477,967)	(3,349,748)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(131,947)	(10,646)	(1,387,597)
Net cash (used in) investing activities	(131,947)	(10,646)	(1,387,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	17,867	2,190	437,440
Proceeds from loan payable - related party	16,478	14,795	840,204
Payment on note payable - related party	(28,000)	(160,000)	(188,000)
Proceeds from convertible debentures	504,200	200,000	1,707,450
Proceeds from warrants for common stock	-	-	2,000,100
Net cash provided by financing activities	510,545	56,985	4,797,194

NET INCREASE (DECREASE) IN CASH	59,849	(431,628)	59,849

CASH, BEGINNING OF PERIOD	-	436,749	-

CASH, END OF PERIOD	$59,849	$5,121	$59,849

SUPPLEMENTARY INFORMATION:
Interest paid	$24,354	$-	$24,354
Income taxes paid	$-	$-	$-
Forgiveness of salary payable to officer	$-	$-	$270,000
Forgiveness of payroll tax for officer	$-	$-	$20,655
Issuance of common stock as deposit on lease obligation	$-	$-	$250,000
Issuance of common stock for common stock payable	$-	$-	$820,000
Issuance of common stock as payment on notes payable - related party	$-	$-	$231,000
Issuance of common stock upon conversion of debentures	$-	$-	$118,000
Adjustment to paid in capital for Accumulated Depreciation	$-	$-	$281,481
Issuance of common stock for legal settlement	$450,000	$-	$450,000

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

								Accumulated
							Deposit	Deficit
					Additional	Common	Paid By	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Common	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	-	-	$-	$-

Reverse Merger - Reacquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-	-	-	-	-	-

Issuance of common stock to founder for services		-	6,004,200	6,004	-	-	-	-	6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-	-	-	6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisfaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock to founder to relieve related party note payable due him, at $0.33 average price per share	-	-	700,000	700	230,300	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	-	(250,000)	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-	-	131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	-	40,204,556	40,205	$6,517,807	270,000	(250,000)	(12,449,708)	(5,871,696)
Issuance of common stock in accordance with mutual release, $414,000 at $0.46 average price per share	-	-	900,000	900	449,100	-	-	-	450,000
Expense related to employee stock options	-	-	-	-	115,984	-		-	115,984
Net loss	-	-	-	-	-	-	-	(1,393,699)	(1,393,699)
Balance, March 31, 2006	-	-	41,104,556	$41,105	$7,082,891	$270,000	$(250,000)	$(13,843,407)	$(6,699,411)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DEVELOPMENT STAGE COMPANY

Winsonic Digital Media Group, Ltd. (the “Company”) is a media distribution solutions company. The Company primarily offers media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network, Winsonic Digital Cable Systems Network (WDCSN), enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV in full screen format, at high speed, high quality, and greatly reduced cost, thereby reducing the need for expensive high-speed connections.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of March 31, 2006, the Company has not commenced its planned principal operations and has no significant revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Definition of Fiscal Year: The Company’s fiscal year end is December 31.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk: The Company maintains its cash and cash equivalents in bank accounts in two financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of March 31, 2006, the Company had a cash balance of $59,849. As of December 31, 2005, the Company had a deficit in its cash accounts of $14,468. Currently cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from these estimates.

Stock Based Compensation: Stock Options: The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options to certain key employees and other individuals. For stock options and warrants issued as compensation and reported in periods beginning after December 15, 2005, the Company applies SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date (using option pricing models), and recognizing the cost over the period during which the services are provided (vesting period).

During the three months ended March 31, 2006, the Company granted options for 1,500,000 shares of common stock to employees, and accrued a related compensation expense of $115,984 for the vested portion. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s Employee Stock Option activity for the three months ended March 31, 2006 and the year ended December 31 2005 is presented below:

	March 31, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	4,000,000	$1.00	3,250,000	$1.00
Granted or committed	1,500,000	1.00	1,250,000	1.00
Exercised	-	-	-	-
Cancelled	-	-	500,000	-
Outstanding - End of Period	5,500,000	$1.00	4,000,000	$1.00
Exercisable - End of Period	3,883,271	$1.00	3,275,796	$1.00

In prior years, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following proforma information summarizes the effect on earnings for the three month period ended March 31, 2005 had the Company followed SFAS No. 123(R) for the earlier period:

March 31,2005
Net Income (Loss) as Reported	$189,829
Adjust: Stock-based non-employee compensation expense included in reported net income	-
Adjust: Total stock-based employee compensation expense determined under fair value method	$(221,934)

Net Income (loss) Pro forma	$(32,105)
Pro forma earnings (loss) per share	$(0.00)

Option Pricing Model: The Company has elected to utilize the Black-Scholes option valuation model in deriving fair market values for stock based compensation and embedded derivatives. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options and embedded warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In accordance with SFAS No. 123(R) titled "Share-based Payment," which was revised in 2004, the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; and risk free interest rate:  4.5%.  The determined fair value recognized in the current period was $115,984.

Fixed Assets: Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the declining balance method for financial statement purposes over the following estimated useful lives:

Telecommunication Equipment	15 Years
Furniture & Fixtures	7 Years
Computer Equipment	5 Years
Software	3 Years

Impairment of Long-Lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Revenues and Expenses Recognition: The Company is a “development stage” company and has not had significant sales or revenue to date. The Company plans to sell services together with the software and to provide network media distribution. Revenues will be recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs: The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the three months ended March 31, 2006 and 2005.

Research and Development Costs: Research and development costs are charged to expenses as incurred. There were no research and development costs incurred for the three months ended March 31, 2006 and 2005.

Income Taxes: Income taxes are generally provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because, currently, the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

Recently Issued Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based compensation.” This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The Company will apply SFAS No. 123(R) for all periods ending after December 31, 2005. For further details, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation; Stock Options.”

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company expects the adoption of SFAS No. 155 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. The Company is not an early adopter and does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

Earnings (Loss) Per Share Calculations:  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses that would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

NOTE 3 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock:  During the quarters ending March 31, 2006 and 2005, the Company issued 900,000 and 186,078 shares of its Common Stock, respectively. The 900,000 shares issued in the first quarter of 2006, were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to Stockholders’ Equity was valued at $450,000. See “Note 5 - Summary of Significant Legal Proceedings” for further details. During the first quarter of 2005, the Company issued 94,615 shares at $1.30 per share during January and 91,463 shares at $0.86 per share in March pursuant to a warrant exercisable at $0.07 per share. The warrant had been issued as compensation to certain professional advisors for services rendered during 2004.

The stock issued in 2005 was issued pursuant to a “cashless exercise” of a warrant where the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. The warrant holders received 94,615 and 91,463 shares of stock during 2005 and contributed 5,385 shares and 8,537 shares worth $7,000 each (the cost of their warrants).

Convertible Notes and Warrants: During January of 2005, the Company issued convertible notes with detachable warrants in connection with a loan for $200,000. The notes included interest of 6% and were due on December 15, 2005 or upon the occurrence of certain events relating to the capital structure of the Company. To date, neither these warrants nor the conversion rights have been exercised. During the first quarter of 2006, the Company raised an additional $504,200 of proceeds in connection with a convertible note offering. (For a more detailed discussion, see “Note 9 - Convertible Debentures” and “Note 11 - Subsequent Events.”)

Stock Warrants/Common Stock Payables (accrued as payment for fixed assets acquired during 2005)

Certain stock warrants and common stock payables have been issued for cash proceeds, services and fixed assets at a conversion price of $1.00 per common share. The stock warrants have a life of three years.

The following table summarizes the Company’s stock warrants and common stock payable activity with a conversion price of $1.00 for the period from inception through March 31, 2006:

	Number of Warrants/Common stock payable	Exercise Price
Balance as of September 10, 2002 (Inception)	-	$-
Warrants issued	990,600	1.00
Warrants canceled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2002	990,600	1.00
Warrants/stock payable issued	1,009,500	1.00
Warrants canceled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2003	2,000,100	1.00
Warrants issued	-	-
Warrants canceled/expired	-	-
Warrants exercised	(1,180,100)	1.00
Balance as of December 31, 2004	820,000	1.00
Warrants issued	-	-
Warrants canceled/expired	-	-
Common stock payable exercised	(820,000)	1.00
Balance as of December 31, 2005	-	-
Warrants issued	-	-
Balance as of March 31, 2006	-	-

Certain detachable stock warrants have been granted in connection with the issuance of certain convertible debentures which are discussed in “Note 9 - Convertible Debentures.”

The following table summarizes the Company’s detachable stock warrant activities for the period ending March 31, 2006:

	Number of Warrants	Exercise Price
Balance as of September 10, 2002	-	$-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2002	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	570,833	0.33
Warrants exercised	(357,500)	0.33
Balance as of December 31, 2005	2,750,833	0.39
Warrants issued	1,260,500	0.40
Warrants exercised	(382,500)	0.40
Balance as of March 31, 2006	3,628,833	$0.39

NOTE 4 - RELATED PARTY TRANSACTIONS

Officers’ Compensation: Officers’ compensation for services for the three-month periods ended March 31, 2006 and 2005 was $190,000 and $207,500; (additionally, compensation of $21,917 relating to incentive stock warrants issued to officers was recognized during the first quarter by the Company). (For further information, see “Note 2 - Summary of Significant Accounting Policies”). The compensation expense was included in general and administrative expenses- related party. The compensation for services from inception to March 31, 2006 is $2,100,361. During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share.

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer, for the net vested value of $185,000.

Loans From Founder:

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO and founder. As of March 31, 2006 and December 31, 2005, the loan balance totaled $84,356 and $82,672, respectively, consisting of principal of $80,000 and accrued interest of $1,684 for the first quarter ended March 31, 2006 and $2,672 for the year ended December 31, 2005. Under the terms of the Note, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. As of the date of this report, the loan remains unpaid.

2004: As of March 31, 2006 and December 31, 2005, respectively, the Company had a loan payable totaling $339,521 and $352,726 to the CEO and founder, consisting of principal of $275,520 and $288,726. The Company is also obligated to issue to the CEO and founder 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of March 31, 2006 and December 31, 2005 were $74,794 and $60,000, respectively.

During the first quarter of 2005, the Company paid $160,000 to the CEO against this loan. Additionally, on December 5, 2005, 700,000 shares of the Company’s Common Stock were issued to the CEO as payment to be applied against the balance of the loan. The price per share of the common stock was $0.33 per share or $231,000.

During the first quarter of 2006, the Company paid $28,000 to the CEO against this loan; the Company also accrued $14,795 in interest leaving a balance of $339,521 as of March 31, 2006. On December 31, 2005, the balance of the loan was $352,726, consisting of principal of $209,000, 80,000 shares of common stock valued at $64,000, and accrued interest of $79,726.

Native American Television Network, Inc (“NATVN”): During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former President of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN was accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of March 31, 2006, there has been no significant operations commenced by NATVN.

See The Company’s Form 10KSB for the year ended December 31, 2005 for additional details of the NATVN transaction.

NOTE 5 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $575,000 and $1,020,000 for legal settlements was recorded as of March 31, 2006 and 2005, respectively. Other than as described below, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Collazo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed March 22, 2004)

On March 22, 2004, the Company (then known as Media and Entertainment.com, Inc.) commenced a civil lawsuit in Los Angeles Superior Court (Case No. BC312530) against Caesar Collazo, a former officer of the Company, seeking damages in excess of $40,000, as well as, punitive and exemplary damages. The Company had purchased the assets of Nexcode of which Mr. Collazo was a founder, and Mr. Collazo received 400,000 shares of the Company’s Common Stock (the “Shares”) in consideration of the sale. While still employed by the Company, Mr. Collazo allegedly formed a competing company, stole proprietary property of the Company and solicited Company clients on behalf of the competitor. The Company sought a constructive trust, injunctive relief and the return of the Shares.

Prior to this suit, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the shares. The injunctive relief was denied and Mr. Collazo dismissed the complaint. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the shares. The Court issued an Order on March 19, 2004, enabling Mr. Collazo to sell 30,000 shares of common stock and issued a temporary restraining order with regard to the remaining 370,000 shares, provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond, and the Nevada action was dismissed.

In the above-described litigation brought by the Company against Mr. Collazo, the defendant denied the allegations, asserted 21 affirmative defenses and bought a cross-complaint against the Company. Mr. Collazo alleged that the Company breached the employment agreement with him because he had not been paid compensation due him, he had not received a percentage of gross profit earnings, the Company had not exercised a good faith effort to raise an additional $250,000 in capital, and he did not receive the equity promised him. The Company denied the allegations of the cross complaint and asserted 13 affirmative defenses. At a settlement conference on April 11, 2005, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo as of September 20, 2002 and to pay attorney fees of $120,000. The Company also agreed to issue 900,000 shares of common stock to Mr. Nana Yalley, who was then an officer and current shareholder, as well as an equal partner of Mr. Collazo in Nexcode. The shares of common stock were valued as of the settlement date, and accordingly, 900,000 shares of common stock, as well as, $120,000 of attorney fees, were charged as expenses in 2004. The settlement was not finalized by June 10, 2005; therefore, Mr. Collazo could have exercised, at his option, the right to enforce the settlement agreement for the issuance of the 900,000 shares of the Company’s stock to him and the payment of his attorneys’ fees or the issuance of 200,000 shares of stock to his attorney in lieu of payment.

On March 16, 2006, the Company issued 900,000 restricted shares to Mr. Collazo in settlement of this matter. However, this matter remains unresolved, as Mr. Collazo is seeking to have the Company reissue the 900,000 shares without restrictions. As of May 11, 2006, neither the 900,000 shares of common stock to Mr. Yalley, nor the 200,000 shares or $120,000 for Mr. Collazo’s attorneys’ fees have been issued or paid. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of March 31, 2006 and 2005. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed in 2004)

This collection lawsuit arises from an alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com, Inc. The disputed amount of $8,733 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of March 31, 2006.

On March 9, 2006, Berman, Romeri and Associates, LLP and the Company entered into a written stipulation for Judgment, whereby the Company agreed to pay the settlement amount of $6,500 to Berman, Romeri and Associates, LLP by April 10, 2006. The entire settlement amount was remitted on April 7, 2006, and this matter is now closed.

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285.30. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285.30 in dispute was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of March 31, 2006. The $90,000 in attorney fees has not been expensed or accrued pending resolution of the negotiations. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of March 31, 2006 and 2005. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, Plaintiff could enforce the entire amount sought in the complaint -i.e., $100,769.56. The Company has accrued an additional $25,000 account payable to reflect the breach. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of March 31, 2006 and 2005. As of August 20, 2006, there have been no new developments in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193.69 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of March 31, 2006. (See “Note 14 - Subsequent Events” for further details regarding this lawsuit.)

NOTE 6 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2006, the Company has accumulated losses of approximately $13,850,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - FIXED ASSETS

The major classifications of property and equipment consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Computer Equipment	$1,066,682	$977,669
Infrastructure	158,400	158,400
Software	82,899	82,899
Furniture & fixtures	79,616	36,682
Total Fixed Assets	1,387,597	1,255,650
Less: accumulated depreciation	(651,012)	(614,194)

Net Fixed Assets	$736,585	$641,456

Depreciation expense for the three-month periods ended March 31, 2006 and 2005 was $36,818 and $85,600 respectively. Depreciation expense from inception to March 31, 2006 was $932,493.

In December 2005, the Company reduced computer equipment, infrastructure, and software included in the above Fixed Assets by $842,000 by renegotiating its equipment purchase agreement and related Note Payable with Digital Service International (“DSI”).

NOTE 8 - LOANS PAYABLE

The Company had loans outstanding of $401,224 and $383,357 as of March 31, 2006 and December 31, 2005, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	March 31, 2006	December 31, 2005
Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500
6.00%	This loan was for a principal amount of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $14,858 at March 31, 2006 and $13,260 at December 31, 2005.	122,858	121,261
6.00%	This loan was for a principal amount of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $7,218 at March 31, 2006 and $6,626 at December 31, 2005.	47,218	46,626
Unstated	This loan was for a principal amount of $16,970 with no stated interest rate, repayment terms or maturity date. No interest was imputed.	16,970	16,970
Unstated	This loan, arising from costs advanced on behalf of the Company, was for a principal amount of $15,678 with no stated interest rate, repayment terms or maturity date. No interest was imputed.	15,678	-
	Total Loans Payable	$401,224	$383,357

NOTE 9 - CONVERTIBLE DEBENTURES

During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000, respectively from Convertible Note and Warrant Purchase Agreements (“the 2004/2005 Agreements”). The offering was made to accredited investors. The Convertible Notes, including interest of 6%, were due in December 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the 2004/2005 Agreements included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The 2004/2005 Agreements also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2007.

On December 15, 2005, the maturity dates of the 2004/2005 Agreements were extended to June 30, 2006. The conversion feature portion of the amended 2004/2005 Agreements included the right of the Note Holders to convert the face value of the notes into common stock of the Company at the lower of $0.40 per share or 85% of the market value of the common stock at the time of conversion. Additionally, the amended 2004/2005 Agreements reduced the purchase price of the warrants to $0.40 per share.

The transactions, to the extent they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as a “derivative liability”).

During the third quarter of 2005, the Company received proceeds of $188,250, consisting of six offerings, evidenced by Convertible Note and Warrant Purchase Agreements (“the 2005/2006 Agreement”). Additionally, during the first quarter of 2006, the Company received an additional $504,200 from 43 accredited investors. Additional details regarding the total proceeds received from the 2005/2006 Agreements as of March 31, 2006 and December 31, 2005 are set forth below:

	March 31, 2006	December 31, 2005
Derivative liability	$611,954	$82,483
Warrant liability	701,615	23,406
Convertible debentures	1,033,375	1,121,360
Subtotal	2,346,944	1,227,249
Adjustment of derivative and warrant liability to fair value	(1,313,569)	970,185
Less: Accretion of principal and interest related to convertible debentures	556,075	(1,112,184)
Total Proceeds from convertible debentures	1,589,450	1,085,250
Plus: Accrued interest	84,428	68,181
Total Convertible debentures	$1,673,878	$1,153,431
Less: Current portion of convertible debentures	(1,673,878)	(1,153,431)
Total Non-current Convertible Debentures	$-0-	$-0-

Summary of Convertible Notes:

Year	Proceeds	Conversion/Payment	Balance
2004	815,000	-	815,000
2005	388,250	(118,000)	1,085,250
2006	504,200	-	1,589,450

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in SFAS No. 133, EITF 98-5 and 00-27, and APB 14 as follows:

The Company allocated the proceeds received between the convertible debt and the detachable warrant based upon the relative fair market values on the date proceeds were received.

Subsequent to the initial recording, the change in the fair value of the detachable warrant, determined under the Black-Scholes option pricing formula and the change in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture, is accrued as adjustments to the liabilities at March 31, 2006 and December 31, 2005.

The expense relating to the change in the fair value of the Company’s stock reflected in the change in fair value of the warrants and derivatives (noted above) is included as an item of other income and expense in the form of an unrealized interest income or expense arising from convertible financing on the Company’s balance sheet.

Included in the above values is accrued interest of $84,428 at March 31, 2006 and $68,181 at December 31, 2005. The interest expense for the three-month periods ended March 31, 2006 and 2005 is $18,391 and $12,389.

Accreted interest and principal was $1,033,375 as of March 31, 2006 and $930,441 as of December 31, 2005.

Defaults on Convertible Debentures

As of June 30, 2006, and subsequently, the Company had several convertible notes mature without conversion or repayment. As of September 18, 2006, the balance of the notes in default is $125,000; the remaining balance of the notes maturing during 2006 have either been converted, extended, or the Company has received written or verbal approval to extend or convert the notes.

As of the date of this filing, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Network Operations and Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of office space located on the 26th floor of the Centennial Tower at 101 Marietta Street in Atlanta, Georgia (the “Lease”). For further details concerning this Lease, see the Company’s Form 8K filed on October 18, 2005 and its Form 10-KSB for the 2005 fiscal year.

On February 23, 2006, the Lease was amended to expand the rental space by 9,415 square feet, bringing the total rental square feet to 18,830. The term of the Lease remained unchanged. In accordance with the amended lease agreement, a payment of $17,246 was paid on March 10, 2006 and was applied to the June 2006 rent.

Under the terms of the amended lease, the Company will make annual rental payments to the Landlord in the following amounts:

Years ending December 31

2006	$170,000
2007	$406,356
2008	$416,515
2009	$426,928
2010	$437,601
Thereafter	$2,568,253

Employment Agreements

On October 8, 2004, the Company entered into binding offer letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Each officer is eligible for annual incentive bonuses based on performance. The agreements are terminable at will with or without cause (as defined therein).

Subsequently, on December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, which nullified and voided his employment agreement of October 8, 2004 with the Company. Accordingly, the Company has recorded no accrued salary as of March 31, 2006 for Mr. Yalley.

The employment agreements effective October 8, 2004 provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. Pursuant to the separation agreement dated December 9, 2005, Mr. Yalley agreed to a reduction to 500,000 stock options to purchase common stock of the Company in lieu of the 1,000,000 options he was to receive under the 2004 agreement. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of employment, Mr. Young was to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurred first. Mr. Young was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options were to vest at the rate of 1/12th per month for 12 months. In addition, upon his execution of the employment agreement, Mr. Young received additional options to purchase 750,000 shares of common stock of the Company at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 vested at the closing of the next round of financing or January 1, 2006, whichever is earlier, and the remaining 1/3 will vest when the Company’s Common Stock resumes trading on the OTCBB. As was discussed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities.

During the three months ended March 31, 2006, the Company entered into at-will employment agreements with eleven key employees. The agreements, in the aggregate, will provide annual compensation of approximately $1,020,000 and provide for the issuance of options to the employees to acquire an aggregate of 1,000,000 shares of the Company’s common stock at $1.00 per share. Ten percent of the options vested immediately upon the signing of the Employment Agreement and the remaining options will vest at the rate of 1/12th per month for 12 months. In addition to the stock options exercisable at $1.00 per share, an aggregate of 500,000 additional options will be issued to certain of these employees. The general terms of the additional stock options included a purchase price of $0.01 per share and will vest upon the Company achieving certain milestones.

The terms of the agreements include a deferral of a substantial portion (approximately 40%) of the individual employee’s salary pending the Company’s receipt of a substantial financing. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

During the first quarter of 2006, the Company engaged a financial consultant to assist management with accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 150,000 shares of the Company’s restricted Common Stock at $0.28 per share, based upon the completion of certain milestones. The milestones were accomplished by March 31, 2006, and the Company has accrued expense of $27,536 based upon the fair market value of the vested warrants.

NOTE 11 - SUBSEQUENT EVENTS

Automated Interiors Acquisition

Effective as of April 18, 2006, the Company acquired Automated Interiors, (a private Georgia Limited Liability Corporation) (“AI”) in exchange for 411,956 shares of the Company’s Common Stock. The transaction will be accounted for as a purchase of the net assets of AI, thereby creating a wholly-owned subsidiary -- the operations of which will be included in the consolidated financial statements of the Company commencing in the second quarter of 2006. The value of the transaction, based on an agreed value of $0.25 for each common share of the Company in exchange for the net assets of AI as of the date of the transaction and cash flows, is $102,989. The transaction value will be adjusted for significant changes, if any, resulting from the December 31, 2005 audit of AI, which is currently being conducted.

Employee Matters

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of Winsonic Digital Media Group, Ltd. Previously, Mr. Morris served as Chief Operating Officer of Automated Interiors, LLC, a wholly owned subsidiary of the Company, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% to vest at the rate of 1/12th per month for twelve months.

Subsequent to March 31, 2006, the Company entered into at-will employment agreements with four executives. Under the terms of employment, the executives will receive a base salary, with a portion deferred on a monthly basis until the next funding occurs. The executives are also eligible for an annual incentive bonus based on performance. The employment agreements are terminable at will with or without cause (as defined therein). The employees will receive non-qualified incentive stock options to purchase a cumulative 300,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, they will receive an additional restricted 75,000 shares of stock at a purchase price of $.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB.

On August 1, 2006, Eric Young resigned as the Company’s Chief Financial Officer to pursue other opportunities. Additionally, on June 13, 2006, Jon Jannotta resigned from his position as President of the Company; however, Mr. Jannotta continues to serve as a member of the Board of Directors of the Company.

Legal Proceedings

Collazo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed March 22, 2004)

On May 4, 2006, the Court relieved Mr. Collazo’s former attorneys from their representation of Mr. Collazo in this action as a result of a dispute between them.  In an attempt to force the Company to reissue without restrictions the 900,000 restricted shares already issued to him, Mr. Collazo, through his new attorneys, moved the Court to enforce the terms of the April 11, 2005 settlement agreement, wherein the Company agreed to issue the 900,000 shares to Mr. Collazo as of September 20, 2002.  The motion was heard, and the Court ordered the Company to reissue the 900,000 shares to Mr. Collazo as of September 20, 2002 --  i.e., without restrictions.

On July 7, 2006, Mr. Collazo’s former attorneys, Wilshire Palisades Law Group, P.C. filed an attorney lien on any and all judgments rendered in favor of Mr. Collazo.  Under advisement of counsel, as of August 20, 2006, the Company has not reissued the 900,000 shares, nor has it made any additional payments to Mr. Collazo.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

On July 25, 2006, the Company learned that a judgment had been entered against it in this matter on February 15, 2006. The judgment amount included the $19,800 in controversy, plus $3,000 in attorney fees. As of August 20, 2006, Yellowbrix has not sought to enforce the judgment.

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of August 20, 2006, no further action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769.56 against the Company pursuant to the Stipulation for Entry of Judgment. The Company has accrued the additional obligation of approximately $25,000 as of March 31, 2006.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November, 23, 2005)

On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of August 20, 2006, no other events have occurred in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This is an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which the Company was obligated to pay pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004. (For further background information on this matter, see “Note 5 - Summary of Legal Proceedings, Collazo vs. Media and Entertainment.com.”)

On June 22, 2006, the Company filed its answer to the unverified complaint denying each allegation and asserting various affirmative defenses, including, failure to state a claim, waiver, ratification, etc. On July 17, 2006, Mr. Lefkowitz filed an offer to compromise requesting that the Company agree to a judgment in his favor in the amount of $120,000. As of August 20, 2006, no significant action has been taken in this matter.

Consulting Contracts

Subsequent to March 31, 2006, the Company entered into four consulting agreements. Three of the agreements provide for compensation by issuance of the Company’s restricted common stock. In connection with the agreements, the Company will issue a total of 395,000 shares.

Contractor	Date	Shares to be issued	Services	Period of Agreement
Iqraa-1 Commodity, Inc.	May 26, 2006	185,000	Strategic and Long-term Financial Advisor	3 Months

Dennis James	June 12, 2006	None	Management of Telecom Switch	Continues until 30 days notice by either party

FraserNet	July 28, 2006	150,000	Business Development and Financial Advisor	1 Year

Melvin Cooper	August 1, 2006	60,000	Strategic and Long-term Financial Advisor	6 Months

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Interim Report, words such as, “believe,” “expect,” “intend,” “plan,” “anticipate,” “foresee,” “likely,” “will,” “goal,” “target,” “estimate” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

General

Winsonic Digital Media Group, Ltd. (“we”, “Winsonic”, or the “Company”) is a media distribution solutions company. We believe that our software and network will establish a new standard for media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. Our network enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and greatly reduced cost, reducing the need for expensive high-speed connections.

We are pursuing the commercialization of our products, which will provide media distribution of digital content and information, seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (move files in a secure environment) and wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Our facilities-based products and services in out-of-franchise markets will enable communications companies, such as Verizon, to partner with Winsonic allowing us to provide services to their customers. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport telecommunications services for film and television.

Our network, Winsonic Digital Cable Systems Network (“WDCSN”), concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility around the country along with network, multimedia and content distribution communication services to its customers, without requiring substantial capital investments. Verizon, Sun MicroSystems, and Level 3 are among the leading companies to team with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

To better understand the effects of this digital landscape, evidenced by cable industry consolidation, cross industry completion and technical standards, we have examined the underlying drivers, both from a market and technology viewpoint. We believe that changes in government regulation and the consumer demand for choice are driving the new environment.

Winsonic has built upon its long-term business model that incorporates reliable technical support and service levels. This offers network resilience and sustainable growth for its infrastructure and customer base. This business model is expected to provide multiple revenue streams enabling Winsonic to fully realize its expansion position and growth potential. The result is one of the most comprehensive and cost effective product portfolios for the industry: one which establishes a reputation as a respected facilities-based media and entertainment distribution service and network provider.

WSDCN provides customers with an enhanced gateway to national and international communication lines. With the network as a foundation, Winsonic provides its customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include, but are not limited to, carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well as custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

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

Winsonic’s objective is to maximize product performance while reducing cost through technology innovation. For a more detailed explanation of Winsonic’s capabilities we invite you to visit the Winsonic website at: www.winsonic.net. The information contained on our website is not incorporated by reference in this report and should not be considered a part of this report.

Discussion of Material Transactions

Native American Television Network

On September 29, 2005 the Company consummated a stock exchange agreement with the Native American Television Network (“NATVN”), based in Albuquerque, New Mexico. NATVN intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements.

In accordance with the stock exchange agreement between the two parties, the Company issued 1,670,000 shares of its Common Stock to NATVN, and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity.

The value of the investment to the Company is based upon the promising mutually beneficial opportunities of the relationship between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community; however, currently there are no signed agreements in place. The Company anticipates tangible progress toward contractually capturing the target market, and NATVN is currently negotiating with representatives of the potential digital-services subscribers. As of yet, contractual agreements with the potential subscribers have not been secured. Without the agreements in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder are also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Since NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of March 31, 2006 since there are no tangible or intangible assets and signed agreements in place. While management believes that the relationship will serve to provide a much needed service to customers, as well as, prove to be financially rewarding, management shall adhere to valuation of the investment in NATVN at the historical based cost.

The Company and NATVN are currently in ongoing discussions to consider alternatives in the structure of the existing agreement, as to provide both parties with an optimal structure and enhanced opportunities to service its customers. Until then, the ongoing investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee.

Automated Interiors, LLC

Effective as of April 18, 2006 the Company acquired Automated Interiors, LLC, (“AI”).  AI is an integrated, converged solutions provider for cities, communities and facilities. AI designs and/or installs electronic systems, home theaters, closed circuit television, structured wiring, lighting controls, music and video distribution, phone systems, and security automation systems. For a more detailed description of the acquisition of AI, see “Note 11 - Subsequent Events.”

Material Changes in Results of Operations

As a “development stage company” we have not commenced commercial operations and have had no revenue during the quarters ended March 31, 2006 and 2005. Prior to 2005, the Company recorded $57,811 of revenue since inception.

For the three months ended March 31, 2006, we incurred an operating loss of approximately $756,000 compared to an operating loss of approximately $654,000 in the comparable period of 2005. Total operating expenses were approximately $756,000 for the three-month period of 2006, primarily representing selling, general and administrative expenses of approximately $719,000 and depreciation expense of approximately of approximately $37,000, compared to total operating expenses of in the comparable period last year of approximately $531,000 consisting primarily of selling, general, and administrative expenses of approximately $445,000 and depreciation expense of approximately $86,000.

During the current period ended March 31, 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vest during the reported period.  The selling, general and administrative expenses for the three months ended March 31, 2006 include compensation expenses of $115,984 arising from vested employee stock options committed to employees during the quarter.  The related period ended March 31, 2005 has no comparable charge.  Had the Company applied SFAS No. 123(R) during the quarter ended March 31, 2005, the Company would have recognized additional compensation expense of $222,000 during that quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the three months ended March 31, 2006, the Company incurred interest expense of approximately $37,000 compared to an interest expense of approximately $290,000 in the comparable period of 2005. The decrease in interest expense during the three months ended March 31, 2006 is $253,000. The decrease is primarily due to the accretion of interest of $16,000 during the first quarter of 2006 compared to $262,000 for principal and interest related to convertible promissory notes, which was accreted during the quarter, ended March 31, 2005. Other interest expense related to notes also decreased during the period ended March 31, 2006 to $21,000 from $30,000 for the comparable period ended March 31, 2005.

During December of 2004 and January of 2005 the Company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature of the debentures included the right of the Note Holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2006. During the period ended December 31, 2005, the debentures were renegotiated and extended to June of 2006, and the conversion price was decreased from $0.70 to $0.40 or 85% of the market price of the stock at the time of conversion. Please reference “Note 8 - Convertible Debentures” of the financial statements for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be classified as an equity obligation. However, the Company could be required to issue an indeterminate number of shares of its common stock to satisfy the optional (85% of market value) conversion feature of the debentures. This could cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time as well. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three month period ended March 31, 2006 the Company recorded a loss of approximately $596,000 compared to a gain of approximately $1,134,000 during the period ended March 31, 2005 from the adjustment of the same liabilities.

For the three month period ending March 31, 2006 the Company recorded a net loss of approximately $1,394,000, compared to the three month period ended March 31, 2005 when the Company recorded net income of approximately $190,000.

The largest component of change in loss recognized during the three month period ended March 31, 2006 compared to March 31, 2005 is the charge to the “unrealized change in gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities”.

Management of the Company expects that, due to the volatile nature of the Company’s Common Stock price, these liabilities will be correspondingly volatile and as a result will cause the reported net income (loss) of the Company to fluctuate in such a manner as to make direct comparisons, between reporting periods, difficult. The management of the Company feels that as long as the derivative and warrant liabilities exist, the reported operating income (loss) will be a more accurate reference for the true performance of the Company.

Material Changes in Financial Condition

As of March 31, 2006, we had a working capital deficit of approximately $7,436,000, compared to a deficit of approximately $6,513,000 as of December 31, 2005.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated in their report that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the three-month period ending March 31, 2006 we used approximately $769,000 in our operating activities, compared with approximately $478,000 in the comparable period of 2005.

For the three-month period ending March 31, 2006 our investing activities used approximately $132,000 for the purchase of fixed assets, compared to $11,000 in the comparable period of 2005.

For the three-month period ending March 31, 2006 our financing activities generated approximately $510,000 compared to approximately $57,000 being generated in the comparable period last year. The $510,000 generated from our financing activities in the first quarter of 2006 consists primarily of proceeds from loans payable and convertible loans of $538,000, which was partially offset by a payment of related party loan payable of $28,000 and the payment of legal fees through the issuance of restricted common stock valued at $450,000. For the comparable period ended March 31, 2005, the Company raised $216,000 from loans and convertible notes, which was offset by repayments of $160,000 on loan obligations.

From inception, the Company has raised $4,797,000 to fund operations.  Of the total funds raised, $3,350,000 have been used to provide the necessary resources for the development stage operations of the Company and $1,388,000 was used to purchase fixed assets. The funds include cash of $3,707,000 which was raised through convertible debentures and warrants for common stock; and cash of $1,090,000 which was raised through loans (net of repayments).  The balance of the funds raised to date include an issuance of stock used as payment of a legal settlement in the amount of $450,000 and a concession from  a vendor who provided $153,000 by way of reducing interest charged to the Company for fixed assets.

For the three-month period ending March 31, 2006 the Company’s net cash position increased by approximately $60,000 compared to a net decrease of $430,000 in the comparable period of 2005.

Continuing Operations

The Company has, to date, focused almost exclusively upon the startup phase of operations. To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion of the business model. The planned expansion includes, among other things, commercial operations where the Company will be delivering broadband services across several platforms; the integration of Automated Interiors; and potential joint ventures (such as NATVN). While management expects the revenue portion of operations to increase rapidly once they can focus attention on the business plan, the Company expects to operate with a deficit in cash flows for the next few months. Management’s current projections of operations for the balance of the 2006 fiscal year indicate that for the balance of the current year, operations are expected to generate a net deficit of approximately $300,000 per month until operations commence. The deficit, which arises primarily from payroll obligations, is expected to be satisfied, prior to commencement of operations, through a combination of employee salary deferrals of approximately $90,000 per month and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). Management intends to focus substantial efforts on the funding of the operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations are commenced. The Company believes that the current management team has the necessary time and skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

As discussed above, our priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services to establish our business in the compression technology software industry. We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. As we expand our operations and prepare to initiate operations with the expectation of generating revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business.

While we will attempt to retain qualified employees under terms similar to those currently in place, we may not be able to obtain agreements allowing for deferral of payroll or payment of portions of compensation in the form of equity.

Once we commence operations, we may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. This intensified competition could force us out of business.

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2006. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately.

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected or was reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceeding.

See “Note 5 - Summary of Leal Proceedings” and “Note 11 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February and March 2006, the Company received proceeds of $504,200 from Convertible Note and Warrant Purchase Agreements to 43 accredited investors. The Agreements also included detachable warrants, which allowed the Warrant Holders to purchase shares of common stock of the Company. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2006, and subsequently, the Company had several convertible notes mature without conversion or repayment. The balance of the notes currently in default is $125,000; the remaining balance of the notes maturing during 2006 have either been converted, extended, or the Company has received a verbal approval to extend or convert the notes.

As of the date of this filing, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the shareholders.

Item 5. Other Information.

On February 23, 2006, the commercial lease agreement executed between the Company and Atlanta Centennial, LLC was amended, thereby expanding the rental space from 9,415 to 18,830 square feet. (For further details concerning this Lease, see the Company’s Form 8K filed on October 18, 2005 and its Form 10-KSB for the 2005 year period.) The term of the original lease remained the same; however, the annual rental payment schedule was amended as follows:

Years ending December 31

2006	$170,000
2007	$406,356
2008	$416,515
2009	$426,928
2010	$437,601
Thereafter	$2,568,253

Pursuant to the amended lease agreement, a payment of $17,246 was paid on March 10, 2006 and was applied to the June 2006 rent.

Item 6. Exhibits.

*10.1	Amendment to Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and Winsonic Digital Media Group, Ltd., dated February 23, 2006.

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

September 25, 2006	By:	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)