Form 10QSB
period 2006-06-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2006-12-15
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2006

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

The issuer had 46,036,731 shares of common stock outstanding as of December 13, 2006.

Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2006

Table of Contents

Page

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Unaudited consolidated balance sheets, June 30, 2006 and December 31, 2005	3
Unaudited consolidated statements of operations, for the three months and six months ended June 30, 2006 and 2005 and inception (April 27, 2000) to June 30, 2006	4
Unaudited consolidated statements of cash flows, for the six months ended June 30, 2006 and 2005	5
Statement of stockholder’s deficit (Unaudited)	6
Notes to the Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	28
Item 3. Controls and Procedures	35

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 6. Exhibits	36

SIGNATURES	30

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 (UNAUDITED) & DECEMBER 31, 2005 (AUDITED)

	As of June 30, 2006	As of December 31, 2005
ASSETS
ASSETS:

Current assets:
Cash	$-	$-
Accounts receivable	365,662	-
Prepaid expense	-	16,476
Construction in process	129,338	-
Total current assets	495,000	16,476

Fixed assets:
Computer equipment	1,109,309	977,669
Infrastructure	161,738	158,400
Software	83,597	82,899
Furniture & fixtures	81,166	36,682
Automobile	74,631	-
Less: accumulated depreciation	(693,755)	(614,194)
Total net fixed assets	816,686	641,456
Goodwill	47,739	-

TOTAL ASSETS	$1,359,425	$657,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$2,516,679	$2,094,824
Bank overdraft	28,979	14,468
Billings on construction in process	170,920	-
Accrued payroll and related taxes	1,725,360	1,353,053
Legal settlement liabilities	575,000	1,020,000
Loans payable	403,439	383,357
Loan payable -related party	420,192	435,398
Derivative liability related to convertible debentures	179,118	82,483
Warrant liability related to convertible debentures	101,500	23,406
Convertible debentures	1,107,750	1,122,639
Share notes	249,862	-
Current portion of long term debt	7,900	-
Total current liabilities	7,486,699	6,529,628

Long term debt	131,901	-

TOTAL LIABILITIES	7,618,600	6,529,628

Common stock, $0.001 par value, 50,000,000 shares
authorized, 43,559,995 and 40,204,556 shares issued and
outstanding at June 30, 2006 and December 31, 2005, respectively	43,599	40,205
Additional paid-in capital	9,451,974	6,517,807
Common stock payable at $0.33 per share at June 30, 2006
and December 31, 2005, respectively	39,867	20,000
Accumulated deficit during development stage	(15,794,615)	(12,449,708)
Total stockholders' deficit	(6,259,175)	(5,871,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,359,425	$657,932

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE & SIX MONTH PERIODS ENDED JUNE 30, 2006 & 2005
AND FROM INCEPTION (APRIL 27, 2000) TO JUNE 30, 2006 (UNAUDITED)

	For the quarters ended		For the six months ended
	June 30,		June, 30		Inception (April
	2006	2005	2006	2005	27, 2000) to June 30, 2006

REVENUE	$236,776	$-	$236,776	$-	$294,588

COST OF GOODS SOLD	155,949	110,607	155,949	233,714	1,305,109

GROSS PROFIT	80,827	(110,607)	80,827	(233,714)	(1,010,520)

EXPENSES:
Selling, general and administrative	1,595,668	314,390	2,102,959	552,300	6,385,879
Selling, general and administrative, related party	268,275	207,500	480,192	415,000	2,368,636
Consulting services, related party	-	-	-	-	2,071,268
Depreciation and amortization expense	35,176	85,600	71,994	171,200	967,669
Total expenses	1,899,119	607,490	2,655,145	1,138,500	11,793,452

OPERATING INCOME (LOSS)	(1,818,292)	(718,097)	(2,574,317)	(1,372,214)	(12,803,972)

OTHER INCOME/(EXPENSES):
Interest expense and finance costs	(428,679)	(302,987)	(465,738)	(593,297)	(2,722,156)
Unrealized gain (loss) on adjustments of derivative
and warrant liability to fair value of underlying securities	301,122	(78,944)	(294,703)	1,054,892	(1,314,703)
Legal settlement costs	(6,500)	-	(11,500)	-	958,685
Interest income	79	13	290	433	1,020
Other income (loss)	1,061	-	1,061	-	86,512
Total other income/(expenses)	(132,917)	(381,918)	(770,590)	462,028	(2,990,642)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,951,210)	(1,100,015)	(3,344,907)	(910,186)	(15,794,615)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,951,210)	$(1,100,015)	$(3,344,907)	$(910,186)	$(15,794,615)

Basic weighted average number of
common shares outstanding	42,841,045	14,906,150	41,530,083	14,906,150

Net loss per basic common share	$(0.05)	$(0.07)	$(0.08)	$(0.06)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 & 2005
AND FROM INCEPTION (APRIL 27, 2000) TO JUNE 30, 2006 (UNAUDITED)

	For the six months ended June 30,		Inception (April 27, 2000) to June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,344,907)	$(910,186)	$(15,794,616)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation	71,994	171,200	967,669
Accretion of principal and interest related to convertible debentures	465,738	533,765	1,716,926
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	294,703	(1,054,892)	(795,456)
Stock based compensation	773,667	243,334	4,383,007
Change in operating assets and liabilities:
(Increase) decrease in prepaid expense	18,796	-	2,320
(Increase) decrease in deposit	-	4,490	-
(Increase) decrease in accounts receivable	(102,710)	-	(102,710)
(Increase) decrease in construction	(124,883)	-	(124,883)
(Increase) decrease in other assets	(27,843)	-	(27,843)
Increase (decrease) in accounts payable and accrued expenses	390,836	224,271	2,729,130
Increase (decrease) in bank overdraft	14,511	9,053	28,979
Increase (decrease) in billings on construction in process	133,978	-	133,978
Increase (decrease) in accrued payroll and related taxes	772,226	251,623	2,016,014
Increase (decrease) in legal settlement liabilities	5,000	-	1,025,000
(Decrease) increase in interest payable	-	25,375	-
Net cash used in operating activities	(658,893)	(501,967)	(3,842,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisition	20,511	-	20,511
Purchase of fixed assets	(180,693)	(11,720)	(1,436,343)
Net cash (used in) provided by investing activities	(160,182)	(11,720)	1,415,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	20,081	7,184	439,654
Payments on loans payable	-	-	-
Proceeds from loan payable - related party	27,794	29,754	851,520
Payment on note payable - related party	(43,000)	(160,000)	(203,000)
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Proceeds from convertible debentures	814,200	200,000	2,017,450
Proceeds from warrants for common stock	-	-	2,000,100
Net cash provided by financing activities	819,075	76,938	5,258,316

NET (DECREASE) INCREASE IN CASH	$-	$(436,749)	$-

CASH, BEGINNING OF PERIOD	$-	436,749	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTARY INFORMATION:
Interest paid	$47,695	$-	$47,695

NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$-	$-	$270,000
Forgiveness of salary payable to officer	$-	$-	$20,655
Forgiveness of payroll tax for officer	$-	$-	$250,000
Issuance of common stock as deposit on lease obligation	$-	$-	$820,000
Issuance of common stock as payment on notes payable - related party	$-	$-	$231,000
Issuance of common stock upon conversion of debentures	$105,287	$-	$268,285
Issuance of common stock for legal settlement	$450,000	$-	$895,000
Adjustment to paid in capital for accumulated depreciation	$-	$-	$-
Issuance of common stock as payment for	-	-	-
subsidiary acquired	$168,902	$-	$168,902
Cash free conversion of warrants	$32,000	$-	$275,334
Issuance of common stock to key employees	$300,000	$-	$300,000

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
						Common		Accumulated
					Additional	Stock	Stock	Deficit During	Total
	Preferred Stock		Common Stock		Paid-in	Payable	Options	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	or Payment	Payments	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	$-	$-	$-	$-

Reverse Merger - ReAcquisition of all outstanding
shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-	-	-	-	-	-

Issuance of common stock to founder for services	-	-	6,004,200	6,004	-	-	-	-	6,004

Balance, September 10, 2002 (Recasted)	-	-	6,004,200	6,004	-	-	-	-	6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	-	33,620,884	33,621	2,918,261	820,000	-	(8,344,095)	(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock founder to relieve related party note payable due him, at $0.33 average price per share	-	-	700,000	700	230,300	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000,
at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	(250,000)	-	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-	-	131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	-	40,204,556	40,205	6,517,807	20,000	-	(12,449,708)	(5,871,696)

Issuance of common stock in accordance with mutual general release and settlement agreement
of $693,000, at $0.46 average price per share	-	-	900,000	900	449,100	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	751,432	751	149,536	-	-	-	150,287

Issuance of common stock for for services	-	-	500,000	500	4,500	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	168,902

Issuance of stock for services to AI employees	-	-	750,000	750	299,250	-	-	-	300,000

Issuance of common stock subject to conversion of option for services, $0.39 average price per share	-	-	82,051	82	31,918	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	419,645	-	-		419,645
	-
Discount allocated to warrant on convertible debt	-	-	-	-	621,229	-	-		621,229

Discount for intrinsic value of embedded beneficial conversion option	-	-	-	-	381,221	-	-	-	381,221

Issuance of warrants to financial consultant	-	-	-	-	9,359	-	-	-	9,359

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	399,919

To record proportionate share of consulting expense paid by stock issuance	-	-	-	-	-	19,867	-	-	19,867

Net loss	-	-	-	-	-	-	-	(3,344,907)	(3,344,907)

Balance, June 30, 2006	-	$-	43,599,995	$43,599	$9,451,974	$39,867	$-	$(15,794,615)	$(6,259,175)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Winsonic Digital Media Group, Ltd. (the “Company”) without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005 and the supplementary information filed in connection with the acquisition of Automated Interiors, LLC (“AI”), including audited December 31, 2005 financial statements of AI. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Winsonic Digital Media Group, Ltd.

The Company is a media distribution solutions company that primarily offers media distribution of digital information via the Internet, ATM, SDI, HDTV, digital cable, cable TV and satellite. The Company’s network, Winsonic Digital Cable Systems Network (WDCSN), enables users to view, interact, transport, and listen to all types of audio, online video, and digital TV in full screen format, at high speed, high quality, and greatly reduced cost, thereby reducing the need for expensive high-speed connections.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of June 30, 2006, the Company has not commenced its planned principal operations and has no significant revenues.

Automated Interiors, LLC

On April 18, 2006, the Company acquired AI (a private Georgia Limited Liability Corporation) pursuant to an Amended and Restated Acquisition and Share Exchange Agreement (the “Acquisition Agreement”) executed on May 15, 2006 and effective for all purposes as of April 18, 2006. AI plans and engineers the installation of electronic components to facilitate “smart” buildings. It has partnered with developers and builders who now offer structured wiring in newly constructed homes and buildings as a result of a dramatic increase in broadband use and consumer demand for the latest technological innovations in home and security automation. AI’s operations are centered primarily in the Southeast Region of the United States. It has been in business since 2003 and currently has offices and design facilities in Atlanta, Georgia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The attached consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions have been eliminated in consolidation.

Definition of Fiscal Year: The Company’s fiscal year end is December 31.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk: The Company maintains its cash and cash equivalents in bank accounts in two financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of June 30, 2006, the Company did not have any accounts with balances in excess of the insured balances. As of June 30, 2006 and December 31, 2005, the Company had a balance of ($28,978) and ($14,468), respectively, in its cash accounts. Currently, cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable: Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectability. Should management determine that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected will be provided. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At June 30, 2006 and December 31, 2005 there was no reserve for doubtful accounts.

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

During the three and six months ended June 30, 2006, the Company granted options for 1,350,000 and 2,850,000 shares of common stock, respectively, to employees. Of these granted options, 713,083 and 1,320,558 vested during the three-month and six-month periods ended June 30, 2006, respectively. For the vested portion, there was a related accrual of compensation expense of $303,662 and $419,646 for the three months and the six months ended June 30, 2006, respectively. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s Employee Stock Option activity for the three months and six months ended June 30, 2006 and the year ended December 31, 2005 is presented below:

	3 months ended June 30, 2006		6 months ended June 30, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	5,500,000	$0.77	4,000,000	$0.79	3,250,000	$0.97
Granted or committed	350,000	0.60	1,850,000	0.66	1,250,000	0.41
Exercised	(500,000)	-	(500,000)	-	-	-
Cancelled	(1,000,000)	-	(1,000,000)	-	(500,000)	-
Outstanding - End of Period	4,350,000	0.79	4,350,000	$0.79	4,000,000	$0.82
Exercisable - End of Period	2,096,354	$1.00	2,096,354	$0.91	3,275,796	$0.82

In prior years, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following pro forma information summarizes the effect on earnings for the three-month and six-month periods ended June 30, 2005, had the Company followed SFAS No. 123(R) for the earlier period:

	Three Months	Six Months
Net Income (Loss) as Reported	$(1,100,015)	$(910,186)
Adjust: Stock-based non-employee compensation expense included in reported net income	-	-
Adjust: Total stock-based employee compensation expense determined under fair value method	(413,665)	(413,665)

Net Income (loss) Pro forma	$(1,513,680)	$(1,323,851)
Pro forma earnings (loss) per share	$(10.1)	$(8.9)

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

In accordance with SFAS No. 123(R) titled "Share-based Payment," which was revised in 2004, the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividends - $0; volatility - 185%; and risk free interest rate - 4.5%.  The determined fair value recognized in the current period was $419,645

Fixed Assets: Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the declining balance method for financial statement purposes over the following estimated useful lives:

Telecommunication Equipment	15 Years
Furniture & Fixtures	7 Years
Computer Equipment	5 Years
Transportation Equipment	5 Years
Software	3 Years

Goodwill: Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as “Reduction of goodwill”. Measurement of the fair value or a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue or a similar performance measure.

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

Revenues and Expenses Recognition: The Company is a “development stage” company and has not had significant sales or revenue to date. The Company plans to sell services together with software and to provide network media distribution. Revenues will be recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

AI, a subsidiary of the Company, has elected to recognize revenue on a completed contract method. The completed contract method requires AI to defer revenue and expense recognition until the contract has been substantially completed. Management has determined that the completed contract method of accounting for AI contracts will more accurately reflect the nature of all jobs where, due to the volatile nature of electronic components, significant uncertainty may exist with respect to the total cost of performing the contract and, accordingly, the ultimate amount of profit to be recognized thereon AI has developed criteria for determining whether a project should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the installation has been completed, all costs of design and installation have been accrued or paid and there are no material contingent obligations outstanding.

Construction in Process: In connection with the utilization of the completed contract method of revenue recognition for the consolidated financial statements, AI maintains a construction in progress account for costs of jobs in progress. All costs directly associated with the completion of a contract are accumulated as charges to construction in progress prior to completion of the jobs. Upon completion of a contract, all related costs charged to construction in progress are transferred to cost of goods sold.

Billings on Construction in Process: Interim billings for contracts in progress are credited to deferred revenue prior to completion of the contract. Upon completion of a contract, all related billings are credited to revenue for the period.

Advertising Costs: The Company expenses all costs of advertising as incurred. During the three and six month periods ended June 30, 2006, the Company incurred advertising costs of $762. No advertising costs were incurred during the three and six month periods ended June 30, 2005.

Warranties: The Company, through AI, warrants installed systems against defects in materials and workmanship for a period of one year through the manufacturer. The Company warrants the installation labor of the systems installed. Currently there is no reserve for warranty obligations.

Research and Development Costs: Research and development costs are charged to expenses as incurred. There were no research and development costs incurred for the three months and six months ended June 30, 2006 and 2005.

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

Recently Issued Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based compensation.” This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The Company applies SFAS No. 123(R) for all periods ending after December 31, 2005. For further details, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation; Stock Options.”

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

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)  We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

When a subsidiary is the plan sponsor and is consolidated using a different fiscal period than its parent, the parent should measure the subsidiary’s postretirement benefit plan assets and benefit obligations as of the same date used to consolidate the subsidiary; and when the plan is sponsored by an equity method investee and the financial statements of the equity method investee are not timely available for the investor to apply the equity method currently, the investor should measure the investee’s plan assets and benefit obligations as of the same date of the investee’s financial statements used to apply the equity method.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. AI does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

Additionally, in September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan(s) in its 2006 year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation as of the year-end balance sheet date. SFAS No. 158 will become effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities. For all other entities, those provisions are effective for fiscal years ending after June 15, 2007. The provision to require measurement at the entity’s year-end balance sheet date will be effective for fiscal years ending after December 15, 2008. AI does not expect the adoption of SPAS No. 158 to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - MERGERS AND ACQUISITIONS

Effective as of April 18, 2006, the Company purchased the net assets of AI for 411,956 shares of common stock, valued at $0.41 per share for a total price of $168,901.

AI was formed on November 17, 2003 in the State of Georgia, and has offices and design facilities located in Atlanta, Georgia. AI designs and engineers the installation of electronic components to facilitate “smart” buildings. It has partnered with developers and builders who now offer structured wiring in newly constructed homes and buildings as a result of a dramatic increase in broadband use and consumer demand for the latest technological innovations in home and security automation. AI’s operations are centered primarily in the Southeast region of the United States. AI has, to date, utilized the services of independent subcontractors for staffing needs.

The purchase price was allocated as follows:

Net tangible assets acquired	$121,163
Intangible assets acquired	-
Goodwill	47,739
Total purchase price	$168,902

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$20,511
Accounts receivable	235,108
Fixed assets	66,532
Other assets	6,775
Current liabilities	(75,862)
Long-term liabilities	(131,901)
Net tangible assets acquired	$121,163

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI services and the Winsonic product line. Goodwill is not expected to be deducted for tax purposes.

The results of operations of AI have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and AI, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	For the Period Ended June 30
	3 Months		6 Months
	2006	2005	2006	2005
Total pro forma revenues	236,776	19,548	662,283	20,378
Pro forma net loss	(1,951,210)	(1,079,236)	(3,268,913)	(890,400)
Pro forma net loss per share - basic and diluted	0.040	0.073	0.072	0.056
Reported net loss	(1,951,210)	(1,100,015)	(3,344,907)	(910,186)

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

First Quarter:   During the quarters ending March 31, 2006 and 2005, the Company issued 900,000 and 186,078 shares of its Common Stock, respectively. The 900,000 shares issued in the first quarter of 2006, were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to Stockholders’ Equity were valued at $450,000. See “Note 6 - Summary of Significant Legal Proceedings” for further details. During the first quarter of 2005, the Company issued 94,615 shares at $1.30 per share during January and 91,463 shares at $0.86 per share in March pursuant to a warrant exercisable at $0.07 per share. The warrant had been issued as compensation to certain professional advisors for services rendered during 2004. The 2005 issuance was made pursuant to a “cashless exercise” of a warrant where the warrant holder received a reduced number of shares of Common Stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. The warrant holders received 94,615 and 91,463 shares of stock during 2005, and contributed 5,385 shares and 8,537 shares, respectively, worth $7,000 each (the cost of their warrants) to the treasury.

Second Quarter: During the quarter ending June 30, 2006, the Company issued 2,494,619 shares of common stock. 411,956 shares were issued at $0.41 per share as consideration for the acquisition of all of the outstanding equity of AI. (See “Note 3 - Mergers and Acquisitions”). Also, in connection with the acquisition of AI and as an employment incentive, the Company issued 750,000 shares of stock, valued at $0.40, to five key employees of AI during April 2006.

During April 2006, 500,000 shares of stock were issued to the former Chief Financial Officer of the Company in connection with employment incentive options, which were granted to him in connection with his employment during 2005. In accordance with the accounting treatment under SFAS No. 124(R) and SFAS No. 125, the Company had previously recognized compensation expenses of $185,000 upon the grant and vesting of the options during the fourth quarter of 2005 and the first quarter of 2006.

During April and May of 2006, the Company issued 751,432 shares at $0.20 per share in connection with conversions of various convertible notes payable that had been issued during the first and second quarters of 2006.

In May 2006, stock was issued at $0.39 per share pursuant to a “cashless exercise” of options held by an advisor. The advisor had received options for services rendered during 2004. Based on the current market value of the stock, the option holder received a reduced number of shares of Common Stock upon exercise and contributed the balance to the treasury of the Company. For the May 2006 transaction, the option holder exercised an option for 100,000 shares of the Company’s stock at $0.07 per share, received 82,051 shares of stock and contributed 17,949 shares to the treasury, (valued at $0.39 per share, worth $7,000, the current market value of the stock) as payment for the option cost.

During June 2005, the Company issued 66,667 shares to an advisor at $0.68 per share. The transaction was treated in the same manner as the January and March 2005 issuances described above, as it was a part of the same grant to the professional advisor who rendered services to the Company during 2004. The exercise was effected pursuant to a “cashless exercise,” wherein the warrant holder received a reduced number of shares of common stock upon exercise, and contributed the balance of the shares to the treasury of the Company based on the current market value of the stock. For June, the option holder exercised options for 100,000 shares of the Company’s common stock, receiving 66,667 shares of common stock, and contributing 33,333 shares valued at $0.21 per share (worth $7,000) to “pay” for the shares received.

During May of 2006, the Company engaged the services of a financial planning organization to assist with cash management and in assisting in locating potential investors during the startup phase of operations. As compensation for the services rendered, the Company agreed to issue 185,000 shares of common stock after 90 days to the financial planners. The stock was issued in August of 2006. The Company accounted for a portion of the services rendered during the second quarter based upon the time spent in the second quarter relative to the entire contract. The contract was valued at $48,100 ($0.26 per share) based upon the price of the common stock on the date the contract was signed. During the second quarter, $19,867 of the $48,100 was recognized in selling, general and administrative expense.

Convertible Notes and Warrants: During January 2005, the Company issued convertible notes with detachable warrants in connection with a loan for $200,000. The notes included interest of 6% and were due on December 15, 2005 or upon the occurrence of certain events relating to the capital structure of the Company. To date, neither these warrants nor the conversion rights have been exercised.

During the first and second quarter of 2006, the Company raised an additional $504,200 and $300,000, respectively, of proceeds in connection with the placement of 59 convertible notes, with attached warrants, purchased by accredited investors in denominations of $1,000 to $100,000. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 12 - Subsequent Events.”)

During the second quarter of 2005, the Company did not issue any convertible notes or warrants in connection with operations or capitalization of the Company.

Certain detachable stock warrants have been granted in connection with the issuance of certain convertible debentures which are discussed in “Note 10 - Convertible Debentures.”

The following table summarizes the Company’s detachable stock warrant activities for the period ending June 30, 2006:

	Number of Warrants	Exercise Price
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	4,071,000	0.20
Warrants exercised	-	-
Balance as of June 30, 2006	7,549,750	$0.27

NOTE 5 - RELATED PARTY TRANSACTIONS

Officers’ Compensation: Officers’ compensation for services for the three-month periods ended June 30, 2006 and 2005 was $210,192 and $207,500, respectively. For the six-month periods ended June 30, 2006 and 2005, compensation was $480,192 and $415,000, respectively. Additionally, during the first and second quarters of 2006, the Company recognized compensation expenses of $21,917 and $62,252, respectively, relating to incentive stock warrants issued to officers. The compensation expense was included in general and administrative expenses- related party. (For further information, see “Note 2 - Summary of Significant Accounting Policies”). The compensation for services from inception to June 30, 2006 is $2,436,136. During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share.

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer, for the net vested value of $185,000.

During April 2006, the Company issued 500,000 shares of common stock to the former Chief Financial Officer of the Company. The shares were issued pursuant to the exercise of a vested incentive stock option providing for the exercise of up to 750,000 shares of common stock at $0.01 per share. At the time of the exercise, 500,000 of the shares had vested under the terms of the option. The expense of the options was included in the incentive stock option expense included in the operations of the Company for the periods during which the options vested.

On June 13, 2006, the management of the Company met to discuss the services being provided by and the compensation paid to the President of the Company. At that meeting the President resigned and it was mutually agreed by the President and the CEO of the Company that all salary accrued under the President’s employment contract (October 8, 2004 agreement) be forgiven. Additionally, a grant of 1,000,000 options to purchase common stock of the Company at $1 per share, which were vested, was also forgiven. The net result of the meeting was to reduce accrued salaries by $399,919 (to $210,192) and to reduce issued and exercisable options by 1,000,000 shares ($1 average exercise price).

Loans From Founder:

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO and founder. As of June 30, 2006 and December 31, 2005, the loan balance totaled $87,356 and $82,672, respectively, consisting of principal of $80,000 and accrued interest of $7,356 and $2,672. For the three and six months ended June 30, 2006, interest expense of $3,000 and $4,684 was incurred. Under the terms of the Note, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. As of the date of this report, the loan remains unpaid.

2004: As of June 30, 2006 and December 31, 2005, respectively, the Company had a loan payable totaling $332,836 and $352,726 to the CEO and founder, consisting of principal of $236,836 and $288,726. The Company is also obligated to issue to the CEO and founder 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of June 30, 2006 and December 31, 2005 was $83,110 and $60,000, respectively.

During the first quarter of 2005, the Company paid $160,000 to the CEO against this loan. Additionally, on December 5, 2005, 700,000 shares of the Company’s Common Stock were issued to the CEO as payment to be applied against the balance of the loan. The price per share of the common stock was $0.33 per share or $231,000.

During the three-month and six-month periods ended June 30, 2006, the Company paid $15,000 and $43,000, respectively, to the CEO against this loan. The Company also accrued $8,316 and $23,110 in interest for the three and six months ended June 30, 2006, respectively.

Native American Television Network, Inc (“NATVN”): During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former President of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of June 30, 2006, there has been no significant operations commenced by NATVN. See Item 2. Management’s Discussion and Analysis or Plan of Operation in this report for additional details of the NATVN transaction.

Winsonic Diversity, LLC: On May 22, 2006, Winsonic Diversity, LLC (“Winsonic Diversity”) was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest. Winsonic Diversity is committed to developing urban communities by providing resources and services that will improve quality of life. As such, Winsonic Diversity intends to provide its customers with high quality products, competitive pricing, accurate and efficient technical support, prompt services, and a continuing dedication to new product development. Winsonic Diversity has identified and is currently working on several urban community initiatives. It currently offers a full portfolio of public and private network access points, media distribution solutions, and products that deliver powerful private and public solutions that ensure business-critical availability, lower cost of operations and application optimized performance. Additionally, Winsonic Diversity offers thorough information technology analysis, creative architectural and software designs, and a full range of technical and professional expertise. As of June 30, 2006, there have been no material transactions entered into by Winsonic Diversity.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $575,000 and $1,020,000 for legal settlements was recorded as of June 30, 2006 and 2005, respectively. Other than as described below and in Note 12, the Company is not currently involved in any legal proceedings that it deems to be material to its financial condition.

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

On March 16, 2006, the Company issued 900,000 restricted shares to Mr. Collazo in settlement of this matter. However, this matter remains unresolved, as Mr. Collazo is seeking to have the Company reissue the 900,000 shares without restrictions. As of November 2, 2006, neither the 900,000 shares of common stock to Mr. Yalley, nor the 200,000 shares or $120,000 for Mr. Collazo’s attorneys’ fees have been issued or paid.

On May 4, 2006, the Court relieved Mr. Collazo’s former attorneys from their representation of Mr. Collazo in this action as a result of a dispute between them.  In an attempt to force the Company to reissue without restrictions the 900,000 restricted shares already issued to him, Mr. Collazo, through his new attorneys, moved the Court to enforce the terms of the April 11, 2005 settlement agreement, wherein the Company agreed to issue the 900,000 shares to Mr. Collazo as of September 20, 2002.  The motion was heard, and the Court ordered the Company to reissue the 900,000 shares to Mr. Collazo as of September 20, 2002 --  i.e., without restrictions. (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of June 30, 2006 and 2005. (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

Berman, Romeri and Associates, LLP vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed in 2004)

This collection lawsuit arises from an alleged contract and services obligating the Company, which was allegedly authorized by the former CEO of Media and Entertainment.com, Inc. The disputed amount of $8,733 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of June 30, 2006.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285 in dispute was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of June 30, 2006. The $90,000 in attorney fees has been expensed and (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of June 30, 2006 and 2005. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, Plaintiff could enforce the entire amount sought in the complaint -i.e., $100,769. The Company has accrued an additional $25,000 account payable to reflect the breach. (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of June 30, 2006 and 2005. (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of June 30, 2006. On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of the date of this filing, no other events have occurred in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This is an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which he asserts he is entitled to pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004. (For further background information on this matter, see “Note 6 - Summary of Legal Proceedings, Collazo vs. Media and Entertainment.com.”)

On June 22, 2006, the Company filed its answer to the unverified complaint denying each allegation and asserting various affirmative defenses, including, failure to state a claim, waiver, ratification, etc. (See “Note 12 - Subsequent Events” for further details regarding this lawsuit.)

NOTE 7 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2006, the Company has accumulated losses of approximately $15,900,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the resolution of this uncertainty.

NOTE 8 - FIXED ASSETS

The major classifications of property and equipment consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Computer Equipment	$1,109,309	$977,669
Infrastructure	161,738	158,400
Software	83,597	82,899
Automobiles	74,631	-
Furniture & fixtures	81,166	36,682
Less: accumulated depreciation	(693,755)	(614,194)
Total Net Fixed Assets	$816,686	$641,456

Depreciation expense for the three-month and six-month periods ended June 30, 2006 was $35,176 and $71,994, respectively. For the three-month and six-month periods ended June 30, 2005, depreciation expense was $85,600 and $171,200, respectively. Depreciation expense from inception to June 30, 2006 was $967,669.

In December 2005, the Company reduced computer equipment, infrastructure, and software included in the above Fixed Assets by $842,000 by renegotiating its equipment purchase agreement and related Note Payable with Digital Service International (“DSI”).

NOTE 9 - LOANS PAYABLE

The Company had loans outstanding of $403,438 and $383,357 as of June 30, 2006 and December 31, 2005, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	June 30, 2006	December 31, 2005

Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500

6.00%	This loan was for a principal amount of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $16,474 at June 30, 2006 and $13,260 at December 31, 2005.	124,474	121,261

6.00%	This loan was for a principal amount of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $7,816 at June 30, 2006 and $6,626 at December 31, 2005.	47,816	46,626

Unstated	This loan was for a principal amount of $16,970 with no stated interest rate, repayment terms or maturity date. No interest was imputed.	16,970	16,970

Unstated	This loan, arising from costs advanced on behalf of the Company, was for a principal amount of $15,678 with no stated interest rate, repayment terms or maturity date. No interest was imputed.	15,678	-

	Total Loans Payable	$403,438	$383,357

Long Term Liabilities: During the three months ended June 30, 2006 the Company acquired the net assets of AI, including long term liabilities of $131,901 (See Note 3 - Mergers and Acquisitions). The long term liabilities are due to an officer of AI representing cash he has advanced to AI operations and the obligations for two vehicles purchased by AI. Following is a summary of AI’s long-term debt at June 30, 2006, with current maturities determined based upon the net reduction of debt arising from AI making the minimum agreed-to payments.

June 30
2006
15.25% loan payable to an officer for the purchase of a vehicle; monthly payments of $574.96 through August 2011, secured by the vehicle purchased.	$24,635
19.50% loan payable to an officer for the purchase of a vehicle; monthly payments of $897.02 through January 3, 2011, secured by the vehicle purchased.	34,216
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950
Total long term debt	139,801
Less: Current portion of long-term debt:	(7,900)
Net Long Term Debt	$131,901

Under the terms of the loans described above, AI is obligated to pay at least the following principal amounts in the years specified below:

Year	Amount
2006	$6,475
2007	89,933
2008	10,719
2009	12,796
2010	15,282
Thereafter	4,596
Total	$139,801

NOTE 10 - CONVERTIBLE DEBENTURES

2004/2005 Agreements: During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000, respectively from Convertible Note and Warrant Purchase Agreements (“the 2004/2005 Agreements”). The offering was made to accredited investors. The Convertible Notes, including interest of 6% were due in December 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the 2004/2005 Agreements included the right of the note holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The 2004/2005 Agreements also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (potentially, 1,450,000 shares of common stock) through December 2007.

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

During the third quarter of 2006, following the expiration of the extension of the maturity dates of the 2004/2005 Agreements (i.e., June 30, 2006), all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. One note holder has requested that he be repaid in cash. The Company has continued to calculate interest on the notes through June 30, 2006 and subsequently, up to the date of conversion (or in one case, repayment), which was determined to be the date that the note holder signed their conversion agreement. The Company has, based upon the notes and the accrued interest, agreed to issue a total of approximately 1,899,450 shares of its restricted common stock.

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, as of June 30, 2006, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature of the note, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as “derivative liability”). As of June 30, 2006, the contingency in share pricing which had caused the determinate share calculation was resolved with the final conversion agreements for all but two of the note holders. Consistent with its current commitments, the Company has treated the notes where note holders have requested conversion of their notes at $0.40 per share to be reset during the third quarter when the conversion agreements were received. During the third quarter, the Company will transfer the derivative and warrant liabilities to paid-in capital. The following table summarizes the remaining embedded derivatives at June 30, 2006.

	June 30, 2006	December 31, 2005
Derivative liability	$179,118	$82,483
Warrant liability	101,500	23,406
Convertible debentures	1,107,750	1,121,360
Subtotal	1,388,368	1,227,249
Adjustment of derivative and warrant liability to fair value	294,618	970,185
Less: Accretion of principal and interest related to convertible debentures	(667,986)	(1,112,184)
Total Proceeds from convertible debentures	1,015,000	1,085,250
Plus: Accrued interest	92,750	68,181
Total Convertible debentures	1,107,750	1,153,431
Less: Current portion of convertible debentures	(1,107,750)	$(1,153,431
Total Non-current Convertible Debentures	$-	$-

2005/2006 Debentures: During the third quarter of 2005 and during the first and second quarters of 2006, the Company entered into a series of agreements with accredited investors, wherein the Company borrowed $1,002,450 and issued convertible debentures with detachable warrants to the creditors. The debentures include interest of 6.0%, are due in 12 months, and are convertible into Company stock at $0.20 per share. Additionally, the creditors also received a warrant, which is exercisable for a period of three years and can be exercised at $0.20 per share. During the third quarter of 2005, the Company placed six convertible debentures ranging in value from $15,000 to $53,000 individually and with a total principal amount of $188,250. During the fourth quarter of 2005, the debentures were converted into 590,000 restricted shares of common stock, and $118,000 in debentures were retired. At June 30, 2006, the balance of the notes outstanding was approximately $75,827 - which represented interest of $5,577 and principal of 70,250.

During the first and second quarters of 2006, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during the third quarter of 2005. During the first quarter, the Company raised $504,200 through the issuance of 43 debentures ranging in value from $2,000 to $50,000. During the second quarter, the Company raised $310,000 through the sale of 16 debentures ranging in value from $5,000 to $100,000. During the second quarter, seven of the investors elected to exercise the conversion feature of the notes and converted $150,000 in principal into 750,000 shares of restricted common stock.

At June 30, 2006, the Company has outstanding 54 convertible debentures with a principal balance of $734,450. These debentures are convertible into 3,672,250 shares of common stock and, combined with the related warrants, commit the Company to the issuance of a potential 5,012,250 shares of its stock in exchange for investments of $1,002,450. The Warrants will expire during the period of July 5, 2008 through June 23, 2009. As of June 30, 2006, the Company is obligated to retain at least 8,684,500 shares of common stock in the treasury to satisfy the potential conversion of Notes and Warrants related to unexercised contracts from the 2005/2006 Agreements.

The following table summarizes the outstanding notes and warrants:

Summary of 2005/2006 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$188,250	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	-

Proceeds received during first quarter of 2006	504,200	2,521,000	504,200	2,521,000
Proceeds received during second quarter of 2006	310,000	1,550,000	310,000	1,550,000
Conversions during second quarter of 2006	(150,000)	(750,000)	-	-
Accrued Interest	16,292	81,461	-	-
Total outstanding at June 30, 2006	$750,742	3,753,711	$1,002,450	5,012,250

The Company has determined that the Notes contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $1,294,678 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility of 84%; risk free interest rate of 4.5%; dividend yield of 0%; and a one year term. The face amount of the Notes (i.e., $1,002,450) was proportionately allocated to the Notes and the Warrants in the amount of $621,229 and $381,221, respectively. The Notes proportionate allocation factor was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $381,221 was allocated to the beneficial conversion feature. The combined total value of the warrant and the beneficial conversion feature amounting to $1,002,450 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes. For the six months ended June 30, 2006, the Company amortized a total of $229,476. The discounts and amortization are summarized in the following table:

	June 30, 2006	December 31, 2005
BCF discount to paid in capital	$(381, 221)	$(105,913)
Warrant Discount to Paid in capital	(621,229)	(82,337)
Proceeds from convertible debentures	1,002,450	188,250
Subtotal	-	-

Deduct value converted to common stock	(268,000)	(118,000)
Total discount to accreted	734,450	70,250)

Interest expense on convertible debentures - Amortized	(233,570)	(24,038)
Interest expense on convertible debentures - Accrued	(16,292)	3,487
Total current liability	$(249,862)	$(27,525)

Defaults on Convertible Debentures

As of June 30, 2006, and subsequently, the Company had several convertible notes mature without conversion or repayment. As of the date of this filing, nineteen note holders have provided written notice to the Company for the conversion of their notes; one note holder has agreed to extend the term of its note; and three notes totaling $335,770 are currently in default.

As of the date of this filing, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Facilities Lease - On of May 17, 2006, the Company entered into a Sublease Agreement with Rogers Telecom Inc., wherein the Company leased a portion of the 16th floor of a building located at 55 Marietta Street, Atlanta, Georgia, 30303. The lease commenced on June 1, 2006 and continues through April 30, 2006. The master lease was dated May 1, 1997 and continues through April 30, 2007. The Company will use the space for the location of a telecom Switch and for meetings where the functionality of the various pieces of equipment will be demonstrated. The space provides the Company exposure for the typical high-end automation and communication equipment. The Company is obligated to pay monthly rents of $8,397 per month through April 30, 2007. Under the terms of the lease, the Company will make total rental payments of $100,759 through the life of the lease.

Employment Agreements/Employee Matters

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

Subsequently, on December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, which nullified and voided his employment agreement of October 8, 2004 with the Company. Additionally, on June 13, 2006, Jon Jannotta resigned from his position as President of the Company; however, Mr. Jannotta continues to serve as a member of the Board of Directors of the Company. Mr. Jonnatta has agreed to forgive all accrued salary arising from the October 8, 2004 agreement, as well as, all the options he had received. (See Note 4 - Related Party Transactions).

The employment agreements effective October 8, 2004 provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. Pursuant to the separation agreement dated December 9, 2005, Mr. Yalley agreed to a reduction to 500,000 stock options to purchase common stock of the Company in lieu of the 1,000,000 options he was to receive under the 2004 agreement. These options primarily vest equally over a twelve-month period effective with date of the employment agreement. Additionally, Mr. Jonnatta has agreed to eliminate the entire 1,000,000 options he had received as part of his June 13, 2006 agreement with the Company.

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

During the first two quarters of 2006, the consolidated Company entered into at-will employment agreements with seventeen key employees. The agreements, in the aggregate, will provide annual compensation of approximately $1.85 million and provide for the issuance of options to the employees to acquire an aggregate of approximately 1.1 million shares of the Company’s common stock at $1.00 per share. Ten percent of the options vested immediately upon the signing of the Employment Agreement and the remaining options will vest at the rate of 1/12th per month for 12 months. In addition to the stock options exercisable at $1.00 per share, an aggregate of 1,300,000 additional options will be issued to certain of these employees. The general terms of the additional stock options included a purchase price of $0.01 per share and will vest upon the Company achieving certain milestones.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of Winsonic Digital Media Group, Ltd. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% to vest at the rate of 1/12th per month for twelve months. Mr. Morris compensation is included in the summary totals of preceding paragraph.

The terms of these first and second quarter employment agreements include a deferral of a significant portion (approximately 40%) of the individual employee’s salary pending the Company’s receipt of a substantial financing. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

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

During the period ended June 30, 2006, the Company entered into consulting agreements with three contractors. The first agreement was executed on April 12, 2006 between the Company and a financial consultant, who was engaged to assist the Company with its accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 25,000 shares of the Company’s restricted Common Stock at $0.50 per share, based upon the completion of certain milestones. The milestones were accomplished by June 30, 2006, and the Company has accrued expense of $9,539 based upon the fair market value of the vested warrants. The second agreement, which was executed on May 26, 2006 for strategic and long-term financial advisory services, provided for the issuance of 185,000 shares of common stock of the Company. The agreement had a three-month term, and the Company issued the shares to the consultant on August 23, 2006. The shares, when issued were valued at the market price of the Company’s stock, at the date of the agreement, in the amount of $48,100, ($0.26 per share) of which the Company recognized consulting expenses of $19,867 during the second quarter. The third agreement was executed on June 12, 2006 between the Company and Dennis James for switch management and consulting services. The agreement has an indefinite term; but can be terminated by either party upon 30 days written notice. Additionally, it provides for a minimum of ten (10) hours per week and includes an hourly fee of $25.00.

NOTE 12 - SUBSEQUENT EVENTS

AI Lease Termination Agreement

On December 11, 2006, the Company’s subsidiary, AI, terminated its facilities lease effective on December 31, 2006. The January 2004 lease, which was scheduled to run through December 31, 2015, was terminated via mutual agreement between AI and the landlord. The lease, which was executed between AI and the spouse of an officer of AI, had been included as one of AI obligations during the acquisition (See Note 3 - Mergers and Acquisitions). Pursuant to the lease, AI was obligated to pay monthly rents of $3,000 ($36,000 annually) through December 31, 2015. With the termination of the lease, the future obligations under the lease were reduced from $342,000 to $18,000.

Convertible Notes Payable

Subsequent to the end of the second quarter, the Company was successful in obtaining agreements from 19 of the 22 convertible note holders holding notes maturing on June 30, 2006. The note holders have exercised their conversion option and agreed to accept capital stock of the Company at $0.40 per share in exchange for the outstanding notes, plus the interest due. Based upon the agreements, the convertible note liability was reduced by approximately to $700,000 during the second quarter, and the Company will be transferring approximately $550,000 in liabilities to equity during the third quarter.

Employee Matters

Subsequent to June 30, 2006, the Company entered into at-will employment agreements with three executives. Under the terms of employment, these individuals will receive a base salary, with a portion deferred on a monthly basis until the next funding occurs. The individuals are also eligible for annual incentive bonuses based on performance. The employment agreements are terminable at will with or without cause (as defined therein). The employees will receive non-qualified incentive stock options to purchase a cumulative 1,375,000 shares of common stock at an exercise price of $1.00 per share. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, they will receive an additional restricted 1,100,000 shares of stock at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

On August 1, 2006, Eric Young resigned as the Company’s Chief Financial Officer to pursue other opportunities.

Acquisition of Tytess Design and Development, Inc.

On November 2, 2006, the Company completed the acquisition of Tytess Design and Development, Inc., a Georgia Corporation, which provides architectural, engineering and construction solutions to commercial builders and builders of institutional facilities and residential communities.

Pursuant to the Acquisition and Share Exchange Agreement, the Company acquired 100% of the equity interests in Tytess for a total consideration of 1,146,593 shares of the Company’s common stock, valued at $458,637.  The value of the transaction is based on Tytess’ net income of $141,137.25 for the year 2005 and estimates of the net income to be derived from its current contracts for the fourth quarter of 2006 and its estimated contract revenue for the 2007 fiscal year.  For further information regarding this transaction, see the Company’s Form 8-K filed on November 3, 2006.

Interconnection Agreement with BellSouth Telecommunications, Inc.

On September 27, 2006, the Company executed an Interconnection Agreement with BellSouth Telecommunications, Inc. (“BellSouth”). The agreement is effective for a period of five years and shall apply to the BellSouth territory in the State of Georgia. The execution of this agreement will allow the Company to (1) interconnect with BellSouth at the Winsonic network located at 55 Marietta Street in Atlanta, Georgia to provide local, long distance or other network services to its customers; (2) collocate with BellSouth in its central offices to access unbundled services at discounted rates and provide them to the Company’s customers at its tariffed rates; (3) gain nondiscriminatory access to any pole, duct, conduit, or right-of-way owned or controlled by Bellsouth; and (4) resell services from the BellSouth Resale Tariff, which includes most local services, private line services and connection charges. Additionally, the Company’s customers can be listed in the BellSouth telephone directory and access operator services (0), directory assistance (411) and emergency services (911).

Approval of the “WINSONIC” Trademark and Service Mark

On September 12, 2006, the Company’s application for the registration of the WINSONIC trademark and service mark was approved pursuant to the Trademark Act of 1946, as amended. The approval of the mark entitles the Company to use the WINSONIC name on its products, services, marketing and advertising. The Company was approved to use its mark under two classes:

Class 38 - which includes Internet telephony services; telecommunication services, namely, personal communication services using a public switch telephone network or PSTN; local and long distance telephone services using a public switch telephone network or PSTN; voice over asynchronous transfer mode (ATM) services; voice over IP services; providing telecommunications connections to a global computer network; telecommunications consultation and gateway services; telecommunications reseller services, namely, providing local and long distance telecommunications services; telecommunications services, namely, ISDN services, personal communication services, providing fiber optic network services, and providing multiple user dial-up and dedicated access to the Internet; wireless services, namely, text and numeric digital messaging services, facsimile mail services, PBX services; voice mail services; electronic voice messaging, namely, the recording and subsequent transmission of voice messages by telephone; electronic transmission of documents among users of computers via computer terminals.

Class 42 - which includes the design for others of integrated circuits and integrated circuit cores for use in wireless communications and wireless communication equipment and apparatus and digital signal processors (DSP); cross-platform conversion of digital content into other forms of digital content; providing electronic verification of on-line orders of digital content and generating electronic permission codes which allow users to access said digital content; providing temporary use of non-downloadable computer software for shipment processing over computer networks, intranets and the Internet and PSTN networks.

Legal Proceedings

Collazo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed March 22, 2004)

On July 7, 2006, Mr. Collazo’s former attorneys, Wilshire Palisades Law Group, P.C. filed an attorney lien on any and all judgments rendered in favor of Mr. Collazo.  Under advisement of counsel, the Company has not reissued the 900,000 shares, nor has it made any additional payments to Mr. Collazo. As of the date of this report, no further action has been taken in this matter.

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

On July 25, 2006, the Company learned that a judgment had been entered against it in this matter on February 15, 2006. The judgment amount included the $19,800 in controversy, plus $3,000 in attorney fees. As of the date of this report, Yellowbrix has not sought to enforce the judgment.

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no further action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769 against the Company pursuant to the Stipulation for Entry of Judgment. The Company has accrued the additional obligation of approximately $25,000 as of June 30, 2006.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

On July 17, 2006, Mr. Lefkowitz filed an offer to compromise requesting that the Company agree to a judgment in his favor in the amount of $120,000. As of the date of this report, no significant action has been taken in this matter.

Yalley vs. Winsonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed 10/13/06)

This is an action for declaratory and injunctive relief brought by Nana Yalley, a former director and officer of the Company, requesting that the court grant a declaratory judgment ordering the Company and its stock transfer agent to remove the restrictive legends from 2,724,998 restricted shares of common stock of the Company owned by Mr. Yalley, pursuant to Rule 144(k) of the Securities Act of 1993. The Company and its stock transfer agent were each served with a summons and complaint on October 17, 2006. On November 7, 2006, the Company, through local counsel in the State of Nevada, filed responses to the complaint on behalf of itself and the stock transfer agent, whom the Company has agreed to indemnify in this action. As of the date of this report, no additional action has been taken in this matter.

Eric Young vs. Winsonic Digital Media Group, Ltd.

The Company has been notified by letter, dated November 29, 2006, prepared by legal counsel for Mr. Eric Young, a former financial officer of the Company, that Mr. Young will be seeking compensation and severance for accounting services rendered during 2005 and 2006. The Company is currently in discussions with Mr. Young in an attempt to resolve the issue amicably.

Consulting Contracts

Subsequent to June 30, 2006, the Company entered into two consulting agreements. Both of the agreements provide for compensation by issuance of the Company’s restricted common stock. In connection with the agreements, the Company will issue a total of 210,000 shares if its common stock.

Contractor	Date	Shares to be issued	Services	Period of Agreement
FraserNet	July 28, 2006	150,000	Business Development and Financial Advisor	1 Year

Melvin Cooper	August 1, 2006	60,000	Strategic and Long- term Financial Advisor	6 Months

Insurance Binder

On November 3, 2006, the Company, through its broker/agent, Gaston & Associates, entered into a Binder of Insurance with Beazley Insurance Company, Inc. for Director’s and Officer’s Liability Insurance. The total premium is $30,310. To facilitate payment, the Company has entered into a finance agreement with Premium Assignment Corporation, wherein, the Company agreed to a down-payment of $10,010, and ten monthly payments of $2,115.

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

We are pursuing the commercialization of our products, which will provide media distribution of digital content and information, seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (moving files in a secure environment) and wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices. Our facilities-based products and services in out-of-franchise markets will enable communications companies, such as Verizon, to partner with Winsonic and to allow us to provide services to their customers. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport telecommunications services for film and television.

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

 AI is a systems integration company, which designs and installs electronics systems and telecommunication services, including media rooms, whole house music, lighting controls, video distribution, phone systems with intercom, and security systems. These systems are designed to enhance lifestyles and to meet the growing demands of families and businesses in a technological-driven environment. The Company, as a facilities-based entity, enables AI to offer telecommunications services to its clients, in compliance with FCC, PUC, state and local regulations.

Winsonic Diversity is committed to developing urban communities by providing resources and services that will improve quality of life. As such, Winsonic Diversity intends to provide its customers with high quality products, competitive pricing, accurate and efficient technical support, prompt services, and a continuing dedication to new product development. Winsonic Diversity has identified and is currently working on several urban community initiatives. It offers a full portfolio of public and private network access points, media distribution solutions, and products that deliver powerful private and public solutions that ensure business-critical availability, lower cost of operations and application optimized performance. Additionally, Winsonic Diversity offers thorough information technology analysis, creative architectural and software designs, and a full range of technical and professional expertise. .

For a more detailed explanation of Winsonic’s and AI’s capabilities we invite you to visit the Winsonic website at: www.winsonic.net and the AI website at: www.autointer.com. The information contained on the websites is not incorporated by reference in this report and should not be considered a part of this report.

Discussion of Material Transactions and Developments

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

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder are also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Since NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of June 30, 2006 since there are no tangible or intangible assets and signed agreements in place. While management believes that the relationship will serve to provide a much needed service to customers, as well as, prove to be financially rewarding, management shall adhere to valuation of the investment in NATVN at the historical based cost.

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

Interconnection Agreement with BellSouth Telecommunications, Inc.

On September 27, 2006, the Company executed an Interconnection Agreement with BellSouth Telecommunications, Inc. (“BellSouth”). The agreement is effective for a period of five years, and shall apply to the BellSouth territory in the State of Georgia. The execution of this agreement will allow the Company to (1) interconnect with BellSouth at the Winsonic network located at 55 Marietta Street in Atlanta, Georgia to provide local, long distance or other network services to its customers; (2) collocate with BellSouth in its central offices to access unbundled services at discounted rates and provide them to the Company’s customers at its tariffed rates; (3) gain nondiscriminatory access to any pole, duct, conduit, or right-of-way owned or controlled by Bellsouth; and (4) resell services from the BellSouth Resale Tariff, which includes most local services, private line services and connection charges. Additionally, the Company’s customers can be listed in the BellSouth telephone directory and access operator services (0), directory assistance (411) and emergency services (911).

Licenses, Certifications and Intellectual Property

The Company has recently obtained a number of certifications from various local, state and federal regulatory bodies that will enable it to be a strong competitor in today’s market. Namely, on August 15, 2006, the Company was granted approval by the Georgia Public Service Commission (PSC) as (1) a Competitive Local Exchange Carrier (CLEC), (2) an Other Common Carrier (OCC), and (3) an IntereXchange Carrier (IXC). As a certified CLEC, the Company is able to offer local exchange services within the local calling areas (IntraLATA) throughout the State of Georgia, and is in a position to compete with Local Exchange Carriers (LECs) through use of LEC infrastructure. Through this certification, the Company has the ability to collocate with various LECs (i.e., connect its switches with the LECs’ switches) to gain access to their unbundled network elements (UNE) - e.g., facilities, equipment, features and functions. Essentially, this certification allows the Company access to LEC customers, and enables it to provide voice, data and video services in each of the calling areas in the State of Georgia. As an OCC, the Company can offer facilities-based services and extend the provisioning of services beyond that of a reseller within the State of Georgia; while its IXC status allows it to offer long distance services in the State of Georgia.

Additionally, on May 30, 2006 and August 15, 2006, the Company obtained a FCC Registration Number (FRN) and registered as an IXC with the Federal Communications Commission (FCC), respectively. Registration with the FCC allows the Company to conduct business with the FCC, while the FRN enables it to offer interstate long distance services throughout the United States. What this means for the Company is that it can now offer to its Georgia-based customers telecommunications services (including voice, data, and video offerings) between states.

On July 21, 2006, the Company’s Section 214 application was approved, which enables it to provide international facilities-based and resold telecommunications services between the U.S. and foreign points. This certification is particularly important to the Company’s ability to compete in a global digital content market.

In its efforts to move forward with its “Have and Have-Nots” initiative (a program established by the Company to deliver affordable telecommunication services to inner city communities), the Company sought designation as an Eligible Telecommunications Provider (ETP), and in September 2006, obtained a Service Provider Identification Number (SPIN) from the Universal Service Administration Company (USAC), the administrator of the federal Universal Service Fund (USF). Registration with, and approval by, USAC will allow the Company to participate in the High Cost, Low Income, Rural Health Care Providers, and Schools and Libraries programs sponsored by the USF. Under these programs, consumers, at discounted rates, will have access to enhanced telecommunications services and new technology that are comparable to those available to more privileged consumers.

On September 15, 2006, the Company was granted certification to operate an Open Video System (OVS) in Metropolitan Atlanta and Athens, Georgia. With this certification, the Company is authorized to offer video services in the service areas by distributing programming as a cable television provider or by establishing an open video system (OVS) to deliver video programming to the home or business. Services such as “on-demand” and other video programming can be made available on a point-to-point basis to the Company’s customers through its OVS. The offering of cable services expands the Company’s ability to serve the consumer market and differentiate the Company from other competitors.

Lastly, on September 12, 2006, the Company was approved by the United States Patent and Trademark Office to use the “WINSONIC” name on its products and services and in its marketing and advertising campaigns.

Material Changes in Results of Operations

As a “development stage company” we have not commenced material commercial operations. Prior to the three months ended June 30, 2006, the Company recorded $294,587 of revenue since inception, which was earned prior to 2005.

During the quarter ended June 30, 2006, the consolidated operations of the Company and AI yielded revenue of $236,776.

The following pro forma information includes the separate and consolidating information for the operations of the two companies for the six months ended June 30, 2006:

	WDMG	AI	Combined
Revenue	$-	$662,283	$662,283
Gross Profit	-	188,269	188,269
G & A expenses	(2,558,239)	(143,266)	(2,701,505)
Profit (Loss ) from operations	(2,558,239)	45,003	(2,513,236)
Net Income (Loss)	(3,315,796)	46,883	(3,268,913)
Income (loss) per share - basic and diluted			$(0.072)

For the three months ended June 30, 2006, we had gross consolidated revenue of $236,776 with a gross profit of $80,827. The consolidated operations, however, continued to generate an operating loss, in the amount of $2,574,317 for the six months ended June 30, 2006. The consolidated losses were composed of Winsonic losses of $1,818,292 and $2,574,317 for the three-month and six-month periods ended June 30, 2006. During the comparable periods ended June 30, 2005, the Company incurred net losses of $718,097 and $1,372,214, respectively. The operating losses for the three-month period ending June 30, 2006, primarily represent selling, general and administrative expenses of approximately $1,846,943 and depreciation expense of approximately $35,176, compared to total operating expenses of approximately $718,097 in the comparable period last year, consisting primarily of selling, general, and administrative expenses of approximately $632,497 and depreciation expense of approximately $85,600.

During the period ended June 30, 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vested during the reported period.  The selling, general and administrative expenses for the three and six months ended June 30, 2006 include compensation expenses of $303,661 and $419,645 arising from vested employee stock options committed to employees during the quarter.  The related period ended June 30, 2005 has no comparable charge.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the three months period ending June 30, 2006, the Company incurred interest expense of $428,678 compared to an interest expense of approximately $302,987 in the comparable period of 2005, which reflects an increase of $125,691. The increase is primarily due to the accretion of interest of $233,570 during the second quarter of 2006 compared to $274,000 during the second quarter of 2005 for principal and interest related to convertible promissory notes. Other interest expense related to the convertible notes also increased during the period ended June 30, 2006 compared to the related period ended June 30, 2005, primarily due to the sales of $814,200 in notes with necessary related discounts for beneficial conversion features and attached warrants. (See Footnote 10 - Convertible Notes for more information.)

During December of 2004 and January of 2005 the Company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature of the debentures included the right of the note holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The agreement also included a detachable warrant, which allowed the Warrant Holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2006. During the period ended December 31, 2005, the debentures were renegotiated and extended to June 2006, and the conversion price was decreased from $0.70 to $0.40 or 85% of the market price of the stock at the time of conversion. Please reference “Note 10 - Convertible Debentures” of the financial statements for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be classified as an equity obligation. However, the Company could be required to issue an indeterminate number of shares of its common stock to satisfy the optional (85% of market value) conversion feature of the debentures. This could cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time. Under GAAP, the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three-month period ended June 30, 2006, the Company recorded an unrealized gain of approximately $301,122 compared to a loss of approximately $78,944 during the period ended June 30, 2005 from the adjustment of these liabilities.

For the three-month period ending June 30, 2006 the Company recorded a net loss of approximately $1,934,210, compared to the three-month period ended June 30, 2005 when the Company recorded a net loss of approximately $1,100,015.

The largest component of change in loss recognized during the three month period ended June 30, 2006 compared to June 30, 2005 is the portion of the loss related to the selling, general and administrative expenses. During the second quarter, the selling, general and administrative expenses increased from $314,390 during the three months ended June 30, 2005 to $1,636,751 during the three months ended June 30, 2006. The loss reflected the increase in the number of employees, with several of them receiving options for the Company’s stock and the cost of the convertible notes issued by the Company to finance the operation. The selling, general and administrative expenses for June 30, 2006 include $1,660,000 of expense related to employee stock incentive option expense and discounts for beneficial conversion features and attached warrant expenses.

Management of the Company expects that, due to the volatile nature of the Company’s Common Stock price, liabilities related to the convertible notes and to employee costs will continue to be correspondingly volatile and, as a result, will cause the reported net income (loss) of the Company to fluctuate in such a manner as to make direct comparisons between reporting periods difficult. The management of the Company feels that as long as the derivative and warrant liabilities exist, the reported operating income (loss) will be a more accurate reference for the true performance of the Company.

Material Changes in Financial Condition

As of June 30, 2006, we had a working capital deficit of approximately $6,991,699, compared to a deficit of approximately $6,513,152 as of December 31, 2005.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent accountants have indicated that there is substantial doubt about our ability to continue as a going concern without increased revenues and additional financing.

For the six-month period ending June 30, 2006, we used approximately $658,892 in our operating activities, compared with approximately $501,967 in the comparable period of 2005.

For the six-month period ending June 30, 2006 our investing activities used approximately $160,182 for the purchase of fixed assets, compared to $11,720 in the comparable period of 2005.

For the six-month period ending June 30, 2006 our financing activities generated approximately $819,075 compared to approximately $76,938 being generated in the comparable period last year. The $819,075 generated from our financing activities in the second quarter of 2006 consists primarily of proceeds from loans payable and convertible loans of $862,075, which was partially offset by a payment of related party loan payable of $43,000 and the payment of legal fees through the issuance of restricted common stock valued at $445,000. For the comparable period ended June 30, 2005, the Company raised $236,938 from loans and convertible notes, which was offset by repayments of $160,000 on loan obligations.

From inception, the Company has raised $5,258,316 to fund operations.  Of the total funds raised, $3,842,484 have been used to provide the necessary resources for the development stage operations of the Company and $1,436,343 was used to purchase fixed assets. The funds include cash of $4,017,550 which was raised through convertible debentures and warrants for common stock; and cash of $1,291,174 which was raised through loans (net of repayments).  The balance of the funds raised to date include an issuance of stock used as payment of a legal settlement in the amount of $445,000 and a concession from  a vendor who provided $153,000 by way of reducing interest charged to the Company for fixed assets.

For the six-month period ending June 30, 2006 the Company’s net cash position decreased by approximately $14,511 compared to a net decrease of $9,053 in the comparable period of 2005.

Continuing Operations

The Company has, to date, focused almost exclusively upon the startup phase of its operations. To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion. The planned expansion includes, among other things, commercial operations where the Company will be delivering broadband services across several platforms, the integration of AI, and potential joint ventures, such as NATVN.

With the addition of AI as a wholly-owned subsidiary, the Company’s ability to establish itself as a leading provider of enhanced bundled solutions is strengthened. AI’s ability to offer bundled services -- i.e., internet, wireless fidelity (WiFi), Voice over Internet Protocol (VOIP), Video on Demand (VOD), hardware/software solutions, local and long distance services, video conferencing via broadband services -- brings state-of-the-art advantages to its clients. AI’s integrated systems are on the leading edge of home and business automation in today’s market and provide services that are most desirable and beneficial to its clients’ lifestyles. We expect the integration of AI’s services with those of the Company will result in the establishment of a “one-stop-shop” for clients, which we believe will create significant efficiencies.

The Company’s priorities for the next twelve months of operations are to continue to develop and subsequently market our products and services. We remain focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. As we expand and prepare to initiate operations with the expectation of generating revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business.

While management expects revenue generation to commence and increase rapidly once initiated, the Company expects to operate with a deficit in cash flows for the next few months. Management’s current projections of operations for the balance of the 2006 fiscal year are expected to generate a net deficit of approximately $300,000 per month. The deficit, which arises primarily from payroll obligations, may be satisfied prior to commencement of operations through a combination of employee salary deferrals of approximately $90,000 per month and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). Management intends to focus substantial efforts on the funding of the operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations are commenced. The Company believes that the current management team has the necessary time and skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, the Company has not engaged in any off-balance sheet arrangements, and management does not anticipate that the Company will be engaged in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2006. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. To date, we have hired a Chief Operating Officer, a Vice President of Accounting Compliance & Disclosure, and a Vice President of Finance. We are interviewing candidates to fill the CFO position, as well as, certain other accounting positions.

In connection with the growth of the Company, as it relates to mergers and acquisitions, we have instituted a policy of early review of accounting systems and personnel of all acquirees to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisition have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. Although we attempt to perform thorough inspection of accounting records and reporting controls when we do our due diligence, it is likely that acquirees will not have the type of control and reporting procedures required by public companies. As such, depending upon the materiality of the operations of the acquiree, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

In that regard, we closed our acquisition of AI on April 18, 2006, and the results of operations and financial condition of AI are included in this report. We are in the process of integrating AI (a company which has internal control and disclosure procedures that were not designed or maintained for public company reporting) into our financial reporting procedures. We are focusing our efforts on identifying weaknesses in accounting controls, doing additional internal inspection of material transactions and financial accounts, and improving our internal control over financial reporting. AI’s total assets and total revenues represent approximately 38% and 100%, respectively, of the related consolidated financial statement amounts as of, and for, the quarter ended June 30, 2006.

We have identified two control deficiencies with regard to AI that represent material weaknesses in AI’s controls:

AI did not maintain effective controls over the accounting for the existence, accuracy and valuation of sales and cost of goods sold. Specifically, adequate controls were not designed over (1) the recording of revenue and related accounts receivable and (2) the existence and accuracy of costs assigned to the matching of costs of sales by period and by customer.

The weakness resulted in material internal adjustments of sales, accounts receivable and costs of sales. The internal controls relating to the identification of, and accounting for, contractual sales terms, the amount and timing of revenue, related costs of sales, the recording of accounts receivable, and the qualitative analysis of the collectibility of certain accounts were not in place. The weakness could result in a misstatement of the Company’s revenue, cost of sales or assets that could result in a material misstatement to the Company’s interim or annual consolidated financial statements, which would not be prevented or detected.

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Part II - Other Information

Item 1. Legal Proceedings.

See “Note 6 - Summary of Legal Proceedings” and “Note 12 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2006, the Company issued 900,000 shares of restricted common stock to settle a lawsuit.

During the second quarter of 2006, the Company issued a total of 2,495,439 shares of restricted common stock. The Company issued 1,161,956 shares relating to the acquisition of AI, including 411,956 shares to acquire the net assets of AI and 750,000 shares to the employees of AI. Additionally, the Company also issued 82,051 shares to a law firm, which had exercised a warrant received in 2004 for legal services rendered. An officer of the Company exercised an employee incentive warrant for 500,000 shares and 751,432 shares were issued to various convertible debt holders, who exercised their option and converted their debt to equity.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2006, and subsequently, the Company had several convertible notes mature without conversion or repayment. As of October 5, 2006, nineteen note holders have provided written notice to the Company for the conversion of their notes; one note holder has agreed to extend the term of its note; and only three notes totaling $125,000 are currently in default.

As of the date of this report, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Amended and Restated Acquisition and Share Exchange Agreement by and among Winsonic Digital Media Group, Ltd and Automated Interiors, LLC and William H. Mann and Jeffrey Fischer executed on May 15, 2006 and effective as of April 18, 2006. (1)

10.2	Sublease Agreement, by and between Rogers Telecom, Inc. and Winsonic Digital Media Group, Ltd., dated as of May 17, 2006. (2)

10.3	Lease Agreement by and between JT Communications, LLC and Winsonic Digital Media Group, Ltd., dated as of June 22, 2006. (2)

10.4	Employment Agreement for Joseph Morris dated June 7, 2006. (3)

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1) Incorporated herein by reference to the Registrant’s Form 8-K filed May 16, 2006.
(2) Incorporated herein by reference to the Registrant’s Form 8-K filed June 27, 2006.
(3) Incorporated herein by reference to the Registrant’s Form 8-K filed June 29, 2006.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

December 15, 2006	By:	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)