Form 10QSB
period 2006-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2007-01-03
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the quarter ended September 30, 2006

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

The issuer had 49,578,057 shares of common stock outstanding as of December 28, 2006.

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2006

Table of Contents

Page

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005	3
Unaudited consolidated statements of operations, for the three months and nine months ended September 30, 2006 and 2005 and inception (April 27, 2000) to September 30, 2006	4
Unaudited consolidated statements of cash flows, for the nine months ended September 30, 2006 and 2005 and inception ( April 27, 2000) to September 30, 2006	5
Statement of stockholder’s deficit (Unaudited)	6
Notes to the Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	29
Item 3. Controls and Procedures	36

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 6. Exhibits	38

SIGNATURES	39

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 (UNAUDITED) & DECEMBER 31, 2005 (AUDITED)

	As of September 30, 2006	As of December 31, 2005
ASSETS
ASSETS:

Current assets:

Cash	-	-
Accounts receivable	372,406	-
Prepaid expense	34,897	16,476
Construction in process	79,142	-
Total current assets	486,445	16,476

Fixed assets:
Computer equipment	1,109,309	977,669
Infrastructure	158,400	158,400
Software	83,597	82,899
Furniture & fixtures	84,503	36,682
Automobile	74,631	-
Less: accumulated depreciation	(728,931)	(614,194)
Total Net fixed assets	781,509	641,456
Goodwill	91,871	-

TOTAL ASSETS	$1,359,825	$657,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$2,517,971	$2,094,824
Bank overdraft	5,559	14,468
Billings on construction in process	123,927	-
Accrued payroll and related taxes	2,307,055	1,353,053
Legal settlement liabilities	575,000	1,020,000
Loans payable	456,221	383,357
Loan payable -related party	334,653	435,398
Derivative liability related to convertible debentures	44,294	82,483
Warrant liability related to convertible debentures	748,680	23,406
Convertible debentures	253,707	1,122,639
Share notes	462,303	-
Current portion of long term liabilities	7,900	-
Total current liabilities	7,837,270	6,529,628

Long term debt	128,703	-

TOTAL LIABILITIES	7,965,973	6,529,628

Common stock, $0.001 par value, 50,000,000 shares
authorized, 48,132,306 and 40,204,556 shares issued and
outstanding at September 30, 2006 and December 31, 2005, respectively	48,132	40,205
Additional paid-in capital	11,544,253	6,517,807
Common stock payable at $0.33 per share at September 30, 2006 and December 31,
2005, respectively	20,000	20,000
Accumulated deficit during development stage	(18,218,533)	(12,449,708)
Total stockholders' deficit	(6,606,148)	(5,871,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,359,825	$657,932

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE & NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 & 2005
AND FROM INCEPTION (APRIL 27, 2000) TO SEPTEMBER 30, 2006 (UNAUDITED)

	For the quarter ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005	Inception (April 27, 2006) to September 30, 2006

REVENUE	$310,364	$-	$547,140	$-	$604,430

COST OF GOODS SOLD	284,993	40,232	440,942	273,946	1,589,581

GROSS PROFIT	25,371	(40,232)	106,198	(273,946)	(985,151)

EXPENSES:
Selling, general and administrative	1,326,230	224,604	3,429,189	776,904	7,712,109
Selling, general and administrative, related party	135,667	207,500	615,859	622,500	2,504,303
Consulting services, related party	-	-	-	-	2,071,268
Depreciation and amortization expense	35,176	85,600	107,170	256,800	1,002,845
Total expenses	1,497,073	517,704	4,152,218	1,656,204	13,290,525

OPERATING INCOME (LOSS)	(1,471,702)	(557,936)	(4,046,020)	(1,930,150)	(14,275,676)

OTHER INCOME/(EXPENSES):
Interest expense and finace costs	(444,708)	(323,208	(910,445)	(916,505)	(3,166,863)
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	(520,006)	157,210	(814,709)	1,212,102	(1,834,709)
Legal settlement costs	13,500	-	2,000	-	972,185
Interest income	29	28	321	461	1,051
Other income (loss)	(1,033)	-	28	-	85,479
Total other income/(expenses)	(952,218)	(165,970	(1,722,805)	296,058	(3,942,857)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,423,920)	(723,906)	(5,768,825)	(1,634,092)	(18,218,533)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,423,920)	(723,906	$(5,768,825)	(1,634,092	$(18,218,533)

Basic weighted average number of
common shares outstanding	46,539,328	14,906,150	43,218,180	14,906,150

Net loss per basic and diluted common share	$(0.05)	$(0.05)	$(0.13)	$(0.11)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 & 2005
AND FROM INCEPTION (APRIL 27, 2000) TO SEPTEMBER 30, 2006 (UNAUDITED)

	For the nine months ended September 30,
	2006	2005	Inception (April 20, 2000) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,768,825)	$(1,634,092)	$(18,218,533)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation	107,170	256,800	1,002,845
Accretion of principal and interest related to convertible debentures	(756,052)	826,801	355,366
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	814,709	(1,212,102)	(155,476)
Stock based expenses	1,810,819	243,334	5,040,034
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(153,586)	-	(153,586)
(Increase) decrease in prepaid expense	(16,101)	-	(32,577)
(Increase) decrease in deposit	-	4,490	-
(Increase) decrease in construction in progress	(74,687)	-	(74,687)
(Increase) decrease in other assets	(27,843)	-	(27,843)
Increase (decrease) in bank overdraft	(8,909)	-	5,559
Increase (decrease) in accounts payable and accrued expenses	391,867	310,769	2,730,162
Increase (decrease) in accrued payroll and related taxes	1,257,664	451,349	2,901,371
Increase (decrease) in billings on construction in process	86,986	-	86,986
Increase (decrease) in legal settlement liabilities	5,000	-	1,025,000
Increase (decrease) in interest payable	-	38,184	-
Net cash used in operating activities	(2,331,788)	(714,467)	(5,515,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisition	20,511	-	20,511
Purchase of fixed assets	(180,691)	(11,720)	(1,436,341)
Net cash provided by investing activities	(160,180)	(11,720)	(1,415,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	69,666	18,907	489,239
Payment on loans payable	-	-	-
Proceeds from loan payable - related party	20,082	44,877	843,808
Payment on note payable - related party	(120,830)	(160,000)	(280,830)
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Proceeds from convertible debentures	1,233,950	388,250	2,437,200
Proceeds from common stock issued	1,289,100	-	3,289,200
Net cash(used in) provided by financing activities	2,491,968	292,034	6,931,209

NET (DECREASE) INCREASE IN CASH	$-	$(434,153)	$-

CASH, BEGINNING OF PERIOD	$-	$436,749	$-

CASH, END OF PERIOD	$-	$2,596	$-

SUPPLEMENTARY INFORMATION:
Interest paid	$47,695	$-	$47,695

NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$19,867	$-	$289,867
Forgiveness of salary payable to officer	$399,919	$-	$420,574
Forgiveness of payroll tax for officer	$-	$-	$250,000
Issuance of common stock as deposit on lease obligation	$-	$-	$820,000
Issuance of common stock as payment on notes payable - related party	$-	$-	$231,000
Issuance of common stock upon conversion of debentures	$889,709	$-	$1,007,709
Issuance of common stock for legal settlement	$450,000	$-	$895,000
Adjustment to paid in capital for Accumulated Depreciation	$-	$-	$-
Issuance of common stock as payment for
subsidiary acquired	$168,902	$-	$168,902
Cash free conversion of warrants	$94,030	$-	$333,334
Issuance of common stock to key employees	$314,823	$-	$314,823

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

						Common		Accumulated
						Stock	Stock	Deficit During	Total
	Preferred Stock		Common Stock		Additional Paid-in	Payable	Options	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	or Payment	Payments	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	$-	$-	$-	$-

Reverse Merger - Re-acquisition of all outstanding shares
of Winsonic Acquisition Sub, Inc. - No Par Stock (Restated to inception)	(10,000,000)	-	(10,000,000)	-	-	-	-	-	-

Issuance of common stock to founder for services		-	6,004,200	6,004	-				6,004

Balance, September 10, 2002 (Restated)	-	-	6,004,200	6,004	-	-	-	-	6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75
average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisafaction of debts of
$331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	-	33,620,884	33,621	2,918,261	820,000	-	(8,344,095)	(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock founder to relieve related party note payable due him,	-	-	700,000	700	230,300	-	-	-	231,000
at $0.33 average price per share

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000,
at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	(250,000)	-	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-	-	131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	-	40,204,556	40,205	6,517,807	20,000	-	(12,449,708)	(5,871,696)

Issuance of common stock in accordance with mutual general release and settlement agreement of
$693,000, at $0.46 average price per share	-	-	900,000	900	449,100	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	751,432	750	149,536	-	-	-	150,286

Issuance of common stock to employees converting options	-	-	500,000	500	4,500	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	168,902

Issuance of stock for services to AI employees	-	-	750,000	750	299,250	-	-	-	300,000

Issuance of common stock subject to conversion of option for services, $0.40 average price per share	-	-	82,051	82	31,918	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	419,645	-	-		419,645
-
Discount allocated to warrant on convertible debt	-	-	-	-	621,229	-	-		621,229

Discount for intrinsic value of embedded beneficial conversion option	-	-	-	-	381,221	-	-	-	381,221

Issuance of warrants to fianncial consultant	-	-	-	-	9,359				9,359

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	399,919
									(2,943,494)
Issuance of stock to shareholder replacing shares loaned to the Company	-	-	400,000	400	84,292	-	-	-	84,692

Issuance of stock in repayment of cash loaned to the Company at $0.20 per share	-	-	89,850	90	35,940	-	-	-	36,030

Issuance of shares upon exercise of convertible notes at $0.20 per share	-	-	992,800	993	199,975	-	-	-	200,968

Issuance of shares upon exercise of convertible notes at $0.40 per share	-	-	2,153,719	2,154	859,334	-	-	-	861,488

Issuance of shares for legal services	-	-	89,231	89	57,911	-	-	-	58,000

Fair market value of options and shares issued to consultants for services	-	-	610,000	610	247,154	-	-	-	247,764

Shares issued in satisfaction of cash and interest loaned to the Company	-	-	64,211	64	12,975	-	-	-	13,039

Shares issued for cash at $0.20 per share	-	-	32,500	33	6,468	-	-	-	6,501

Shares issued to employee upon exercise of warrant	-	-	100,000	100	14,723	-	-	-	14,823

Charge to Paid in Capital for accretion of beneficial conversion feature on convertible notes	-	-	-	-	127,944	-	-	-	127,944

Charge to Paid in Capital for discount allocated to warrant attached to convertible shares	-	-	-	-	122,056	-	-	-	122,056

Charge to Paid in Capital for fair market value of employee incentive options vesting during the period	-	-	-	-	323,507	-	-	-	323,507

Net loss	-	-	-	-	-	-	-	(5,768,825)	(5,768,825)

Balance, September 30, 2006	-	$-	48,132,306	$48,132	$11,544,253	$20,000	$-	$(18,218,533)	$(9,573,824)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Winsonic Digital Media Group, Ltd. (the “Company”) without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005 and the supplementary information filed in connection with the acquisition of Automated Interiors, LLC (“AI”), including audited December 31, 2005 financial statements of AI. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived. As of September 30, 2006, the Company has not commenced its planned principal operations and has no significant revenues.

Automated Interiors, LLC
On April 18, 2006, the Company acquired Automated Interiors, LLC (“AI”) (a private Georgia Limited Liability Corporation) pursuant to an Amended and Restated Acquisition and Share Exchange Agreement (the “Acquisition Agreement”) executed on May 15, 2006 and effective for all purposes as of April 18, 2006. AI plans and engineers the installation of electronic components to facilitate “smart” buildings. It has partnered with developers and builders who now offer structured wiring in newly constructed homes and buildings as a result of a dramatic increase in broadband use and consumer demand for the latest technological innovations in home and security automation. AI’s operations are centered primarily in the Southeast Region of the United States. It has been in business since 2003 and currently has offices and design facilities in Atlanta, Georgia.

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

Concentration of Credit Risk: The Company maintains its cash and cash equivalents in bank accounts in two financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of September 30, 2006, the Company did not have any accounts with balances in excess of the insured balances. As of September 30, 2006 and December 31, 2005, the Company had a balance of ($5,559) and ($14,468), respectively, in its cash accounts. Currently, cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable: Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectibility. Should management determine that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected will be provided. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At September 30, 2006 and December 31, 2005, there was no reserve for doubtful accounts.

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

During the three and nine months ended September 30, 2006, the Company granted options for 2,000,000 and 4,800,000 shares of common stock, respectively, to employees. Of these granted options, 996,540 and 709,622 vested during the three-month and nine-month periods ended September 30, 2006, respectively. For the vested portion, there was a related accrual of compensation expense of $323,507 and $743,153 for the three months and the nine months ended September 30, 2006, respectively. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s employee stock option activity for the three months and nine months ended September 30, 2006 and the year ended December 31, 2005 is presented below:

	Three months ended September 30, 2006		Nine months ended September 30, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	5,300,000	$0.69	4,000,000	$0.82	3,250,000	$0.97
Granted or committed	2,000,000	0.75	4,800,000	0.66	1,250,000	0.41
Exercised	(100,000)	-	(600,000)	-	-	-
Cancelled		-	(1,000,000)	-	(500,000)	-
Outstanding - End of Period	7,200,000	0.69	7,200,000	$0.69	4,000,000	$0.82
Exercisable - End of Period	3,992,894	$0.88	3,992,894	$0.80	3,275,796	$0.82

In addition to the options granted to employees, the Company had granted options to certain consultants. At June 30, 2006, there were 685,000 options granted to consultants and exercisable at an average price of $0.60. In the three months ended September 30, 2006, an additional 450,000 options were granted to consultants at an exercise price of $0.01, of which 200,00 were exercised at $0.01 per share during the current quarter. At September 30, 2006, the total number of options outstanding to consultants was 935,000 at an average exercise price of $0.44.

In prior years, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following pro forma information summarizes the effect on earnings for the three-month and nine-month periods ended September 30, 2006, had the Company followed SFAS No. 123(R) for the earlier period:

	For the Three-months Ended		For the Nine-months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss) as Reported	$(723,906)	$(614,918)	$(1,634,092)	$(1,229,609)
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(202,248)	—	(615,913)	—

Net Income (loss) Pro forma	$(926,154)	$(614,918)	$(2,250,005)	$(1,229,609)
Pro forma earnings (loss) per share	$(0.06)	$(0.10)	$(0.15)	$(0.20)

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

In accordance with SFAS No. 123(R) titled "Share-based Payment," which was revised in 2004, the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividends - $0; volatility - 185%; and risk free interest rate - 4.5%.  The determined fair value recognized in the current period was $323,507.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as “Reduction of goodwill.” Measurement of the fair value or a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue or a similar performance measure.

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

AI, a subsidiary of the Company, has elected to recognize revenue on a completed contract method. The completed contract method requires AI to defer revenue and expense recognition until the contract has been substantially completed. Management has determined that the completed contract method of accounting for AI contracts will more accurately reflect the nature of all jobs where, due to the volatile nature of electronic components, significant uncertainty may exist with respect to the total cost of performing the contract and, accordingly, the ultimate amount of profit to be recognized thereon. AI has developed criteria for determining whether a project should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the installation has been completed, all costs of design and installation have been accrued or paid and there are no material contingent obligations outstanding.

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

Billings on Construction in Process: Interim billings for contracts in progress are credited prior to completion of the contract. Upon completion of a contract, all related billings are credited to revenue for the period.

Advertising Costs: The Company expenses all costs of advertising as incurred. During the three and nine month periods ended September 30, 2006, the Company incurred advertising costs of $762. No advertising costs were incurred during the three and nine month periods ended September 30, 2005.

Warranties: The Company, through AI, warrants installed systems against defects in materials and workmanship for a period of one year through the manufacturer. The Company warrants the installation labor of the systems installed. Currently there is no reserve for warranty obligations.

Research and Development Costs: Research and development costs are charged to expenses as incurred. There were no research and development costs incurred for the three months and nine months ended September 30, 2006 and 2005.

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

Earnings (Loss) Per Share Calculations:  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For all periods presented, the Company has sustained losses that would make use of equivalent shares anti-dilutive and, as such, the calculation has not been included.

Recently Issued Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based Compensation.” This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The Company applies SFAS No. 123(R) for all periods ending after December 31, 2005. For further details, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation: Stock Options.”

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company expects the adoption of SFAS No. 155 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a company using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. The Company is not an early adopter and does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)

Also, under SFAS No. 157, when a subsidiary is the plan sponsor and is consolidated using a different fiscal period than its parent, the parent should measure the subsidiary’s post-retirement benefit plan assets and benefit obligations as of the same date used to consolidate the subsidiary; and when the plan is sponsored by an equity method investee and the financial statements of the equity method investee are not timely available for the investor to apply the equity method currently, the investor should measure the investee’s plan assets and benefit obligations as of the same date of the investee’s financial statements used to apply the equity method. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Additionally, in September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a post-retirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan(s) in its 2006 year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation as of the year-end balance sheet date. SFAS No. 158 will become effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities. For all other entities, those provisions are effective for fiscal years ending after June 15, 2007. The provision to require measurement at the entity’s year-end balance sheet date will be effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - MERGERS AND ACQUISITIONS

Effective as of April 18, 2006, the Company purchased the net assets of AI for 411,956 shares of common stock, valued at $0.41 per share, for a total price of $168,901.

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

The purchase price was allocated as follows:

Net tangible assets acquired	$77,030
Intangible assets acquired	-
Goodwill	91,871
Total purchase price	$168,901

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$20,511
Accounts receivable	202,682
Fixed assets	66,532
Other assets	6,775
Current liabilities	(87,569)
Long-term liabilities	(131,901)
Net tangible assets acquired	$77,030

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized; but will be reviewed annually for impairment, or more frequently, if impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI services and the Winsonic product line. Goodwill is not expected to be deducted for tax purposes.

The results of operations of AI have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and AI on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented:

	For the Period Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Total pro forma revenues	$310,364	$85,855	$972,647	$109,074
Pro forma net loss	(2,423,920)	(651,992)	(5,712,201)	(1,539,522)
Pro forma net loss per share - basic and diluted	-	-	-	-
Reported net loss	$(2,423,920)	$(1,100,015)	$(5,768,826)	$(910,186)

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

First Quarter:   During the quarters ending March 31, 2006 and 2005, the Company issued 900,000 and 186,078 shares of its common stock, respectively. The 900,000 shares issued in the first quarter of 2006, were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to Stockholders’ Equity were valued at $450,000. (See “Note 6 - Summary of Significant Legal Proceedings” for further details.) During the first quarter of 2005, the Company issued 94,615 shares at $1.30 per share during January and 91,463 shares at $0.86 per share in March, pursuant to a warrant exercisable at $0.07 per share. The warrant had been issued as compensation to certain professional advisors for services rendered during 2004. The 2005 issuance was made pursuant to a “cashless exercise” of a warrant where the warrant holder received a reduced number of shares of common stock upon conversion and contributed the balance to the treasury of the Company based on the current market value of the stock. The warrant holders received 94,615 and 91,463 shares of stock during 2005, and contributed 5,385 shares and 8,537 shares, respectively, worth $7,000 each (the cost of their warrants) to the treasury.

Second Quarter: During the quarter ending June 30, 2006, the Company issued 2,494,619 shares of common stock. Of that amount, 411,956 shares were issued at $0.41 per share as consideration for the acquisition of all of the outstanding equity of AI. (See “Note 3 - Mergers and Acquisitions”). Also, in connection with the acquisition of AI and as an employment incentive, the Company issued 750,000 shares of stock, valued at $0.40, to five key employees of AI during April 2006.

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

In May 2006, stock was issued at $0.39 per share pursuant to a “cashless exercise” of options held by an advisor. The advisor had received options for services rendered during 2004. Based on the current market value of the stock, the option holder received a reduced number of shares of common stock upon exercise and contributed the balance to the treasury of the Company. For the May 2006 transaction, the option holder exercised an option for 100,000 shares of the Company’s stock at $0.07 per share, received 82,051 shares of stock and contributed 17,949 shares to the treasury, (valued at $0.39 per share and worth $7,000, the current market value of the stock) as payment for the option cost.

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

During June 2005, the Company issued 66,667 shares to an advisor at $0.68 per share. The transaction was treated in the same manner as the January and March 2005 issuances described above, as it was a part of the same grant to the professional advisor who rendered services to the Company during 2004. The exercise was effected pursuant to a “cashless exercise,” wherein the warrant holder received a reduced number of shares of common stock upon exercise, and contributed the balance of the shares to the treasury of the Company based on the current market value of the stock. For June, the option holder exercised options for 100,000 shares of the Company’s common stock, receiving 66,667 shares of common stock, and contributing 33,333 shares, valued at $0.21 per share (worth $7,000), to “pay” for the shares received.

Third Quarter:

As indicated above, the Company engaged the services of a financial planning organization, and as compensation, the Company agreed to issue 185,000 shares of its common stock. The stock was issued in August 2006, and the balance of the cost of the shares not recognized in the second quarter ($28,233) was recognized in selling, general and administrative in the third quarter of 2006. In addition, the Company issued 75,000 option shares in the third quarter to a consultant for services rendered earlier in the year.

The Company also issued options to purchase 150,000 of its common stock in July 2006, to a consultant for services rendered.

Convertible Notes and Warrants: During January 2005, the Company issued convertible notes with detachable warrants in connection with a loan for $200,000. The notes included interest of 6% and were due on December 15, 2005, or upon the occurrence of certain events relating to the capital structure of the Company. To date, neither these warrants nor the conversion rights have been exercised.

During the first and second quarter of 2006, the Company raised additional proceeds of $504,200 and $300,000, respectively, through the issuance of 59 convertible notes with attached warrants to accredited investors in denominations of $1,000 to $100,000. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 12 - Subsequent Events.”)

During the second quarter of 2005, the Company did not issue any convertible notes or warrants in connection with operations or capitalization of the Company.

The following table summarizes the Company’s detachable stock warrant activities for the period ending September 30, 2006:

	Number of Warrants	Exercise Price
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	4,071,000	0.20
Warrants exercised	-	-
Balance as of September 30, 2006	7,549,750	$0.27

NOTE 5 - RELATED PARTY TRANSACTIONS

Officers’ Compensation: Officers’ compensation for services for the three-month periods ended September 30, 2006 and 2005 was $126,667 and $207,500, respectively. For the nine-month periods ended September 30, 2006 and 2005, compensation was $606,859 and $415,000, respectively. Additionally, during the first and second quarters of 2006, the Company recognized compensation expenses of $21,824 and $301,683, respectively, relating to incentive stock warrants issued to officers. The compensation expense was included in general and administrative expenses- related party. (For further information, see “Note 2 - Summary of Significant Accounting Policies”). The compensation for services from inception to September 30, 2006 is $2,504,303. During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share.

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

On June 13, 2006, the management of the Company met to discuss the services being provided by, and the compensation paid to, the President of the Company. At that meeting the President resigned and it was mutually agreed by the President and the CEO of the Company that all salary accrued under the President’s employment contract of October 8, 2004 be forgiven. Additionally, a grant of 1,000,000 options to purchase common stock of the Company at $1.00 per share, which were vested, was also forgiven. The net result of the meeting was to reduce accrued salaries by $399,919 (to $210,192) and to reduce issued and exercisable options by 1,000,000 shares ($1.00 average exercise price).

On June 6, 2006, the Company hired a new Chief Operating Officer. (See “Note 11 - Commitments and Contingencies” for additional details.)

Loans From Founder:

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO and founder. As of September 30, 2006 and December 31, 2005, the loan balance totaled $0 and $82,672, respectively, consisting of principal of $80,000 and accrued interest of $8,074 and $2,672. For the three and nine months ended September 30, 2006, interest expense of $718 and $5,402 was incurred. Under the terms of the Note, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. The loan was repaid with restricted stock issued on July 20, 2006. The Company issued 341,608 shares at approximately $0.25 per share in payment of the principal and interest in the third quarter of 2006.

2004: As of September 30, 2004 and December 31, 2004, respectively, the Company had a loan payable totaling $334,653 and $352,726 to the CEO and founder, consisting of principal of $236,836 and $288,726. The Company is also obligated to issue to the CEO and founder 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of September 30, 2006 and December 31, 2005 was $91,426 and $60,000, respectively.

During the first quarter of 2004, the Company paid $160,000 to the CEO and founder against this loan. Additionally, on December 5, 2004, 700,000 shares of the Company’s Common Stock were issued to the CEO and founder as payment to be applied against the balance of the loan. The price per share of the common stock was $0.33 per share or $231,000.

During the three-month and nine-month periods ended September 30, 2004, the Company paid $15,000 and $43,000, respectively, to the CEO and founder against this loan. The Company also accrued $8,316 and $31,426 in interest for the three and nine months ended September 30, 2004, respectively.

Native American Television Network, Inc (“NATVN”): During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former President of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of September 30, 2006, there has been no significant operations commenced by NATVN. (See “Item 2. Management’s Discussion and Analysis or Plan of Operation” in this report for additional details of the NATVN transaction.)

Winsonic Diversity, LLC: On May 22, 2006, Winsonic Diversity, LLC (“Winsonic Diversity”) was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest. Winsonic Diversity is committed to developing urban communities by providing resources and services that will improve quality of life. As such, Winsonic Diversity intends to provide its customers with high quality products, competitive pricing, accurate and efficient technical support, prompt services, and a continuing dedication to new product development. Winsonic Diversity has identified and is currently working on several urban community initiatives. It currently offers a full portfolio of public and private network access points, media distribution solutions, and products that deliver powerful private and public solutions and ensure business-critical availability, lower cost of operations and application optimized performance. Additionally, Winsonic Diversity offers thorough information, technology analysis, creative architectural and software designs, and a full range of technical and professional expertise. As of September 30, 2006, there have been no material transactions entered into by Winsonic Diversity.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $575,000 and $1,020,000 for legal settlements was recorded as of September 30, 2006 and 2005, respectively. Other than as described below and in Note 12, the Company is not currently involved in any legal proceedings that it deems to be material to its financial condition.

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

On May 4, 2006, the Court relieved Mr. Collazo’s former attorneys from their representation of Mr. Collazo in this action as a result of a dispute between them.  In an attempt to force the Company to reissue without restrictions the 900,000 restricted shares already issued to him, Mr. Collazo, through his new attorneys, moved the Court to enforce the terms of the April 11, 2005 settlement agreement, wherein the Company agreed to issue the 900,000 shares to Mr. Collazo as of September 20, 2002.  The motion was heard, and the Court ordered the Company to reissue the 900,000 shares to Mr. Collazo as of September 20, 2002 without restrictions.

On July 7, 2006, Mr. Collazo’s former attorneys, Wilshire Palisades Law Group, P.C., filed an attorney lien on any and all judgments rendered in favor of Mr. Collazo.  Under advisement of counsel, the Company has not reissued the 900,000 shares, nor has it made any additional payments to Mr. Collazo. As of the date of this report, no further action has been taken in this matter.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of September 30, 2006 and 2005.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285 in dispute was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of September 30, 2006. The $90,000 in attorney fees has also been expensed and accrued.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no further action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of September 30, 2006 and 2005. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, plaintiff could enforce the entire amount sought in the complaint -i.e., $100,769. As of September 30, 2006 the Company has accrued an additional $25,000 accounts payable to reflect the breach.

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

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of September 30, 2006 and 2005. On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of September 30, 2006. On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of the date of this report, no other events have occurred in this matter.

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

NOTE 7 - GOING CONCERN

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2006, the Company has accumulated losses of approximately $18,200,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the resolution of this uncertainty.

NOTE 8 - FIXED ASSETS

The major classifications of property and equipment consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Computer Equipment	$1,109,309	$977,669
Infrastructure	158,400	158,400
Software	83,597	82,899
Automobiles	74,631	-
Furniture & Fixtures	84,503	36,682
Less: Accumulated Depreciation	(728,931)	(614,194)
Total Net Fixed Assets	$781,509	$641,456

During 2006 and 2005, the Company accrued the following amounts of depreciation expense:

	2006	2005
For the three-month periods ended September 30,	$35,176	$107,170
For the nine-month periods ended September 30,	$85,600	$171,200

Depreciation expense from inception to September 30, 2006 was $1,002,845.
Depreciation expense for the three-month and nine-month periods ended September 30, 2006 was $35,176 and $107,170 respectively. For the three-month and nine-month periods ended September 30, 2005, depreciation expense was $85,600 and $256,800 respectively. Depreciation expense from inception to September 30, 2006 was $1,002,845.

In December 2005, the Company reduced computer equipment, infrastructure, and software included in the above Fixed Assets by $842,000 through the renegotiation of its equipment purchase agreement and related Note Payable with Digital Service International (“DSI”).

NOTE 9 - LOANS PAYABLE

The Company had loans outstanding of $403,438 and $383,357 as of September 30, 2006 and December 31, 2005, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	September 30, 2006	December 31, 2005

Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. No conversions were exercised.	$198,500	$198,500
6.00%	This loan was for a principal amount of $108,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $18,107 at September 30, 2006 and $13,260 at December 31, 2005.	126,108	121,261
6.00%	This loan was for a principal amount of $40,000, with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable included in the balance is $8,421 at September 30, 2006 and $6,626 at December 31, 2005.	48,421	46,626
Unstated	This loan was for a principal amount of $5,000 with no stated interest rate, repayment terms, or maturity date. No interest was imputed.	5,000	16,970
Unstated	This loan, arising from costs advanced on behalf of the Company, was for a principal amount of $78,192 with no stated interest rate, repayment terms, or maturity date. No interest was imputed.	78,192	-
	Total Loans Payable	$456,221	$383,357

Long Term Liabilities: Effective as of April 18, 2006, the Company acquired the net assets of AI, including long term liabilities of $131,901 (See “Note 3 - Mergers and Acquisitions” for further details.) The long term liabilities are due to an officer of AI representing cash he advanced to AI operations and the obligations for two vehicles purchased by AI. Following is a summary of AI’s long-term debt at September 30, 2006, with current maturities determined based upon the net reduction of debt arising from AI making the minimum agreed-to payments.

September 30,
2006
15.25% loan payable to an officer for the purchase of a vehicle; monthly payments of $574.96 through August 2011, secured by the vehicle purchased.	$24,334
19.50% loan payable to an officer for the purchase of a vehicle; monthly payments of $897.02 through January 3, 2011, secured by the vehicle purchased.	31,319
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950
Total long term debt	136,603
Less: Current portion of long-term debt:	(7,900)
Net Long Term Debt	$128,703

Under the terms of the loans described above, AI is obligated to pay at least the following principal amounts in the years specified below:

Year	Amount
2006	$3,277
2007	89,933
2008	10,719
2009	12,796
2010	15,282
2011	4,596
Total	$136,603

NOTE 10 - CONVERTIBLE DEBENTURES

2004/2005 Agreements: During December 2004 and January 2005, the Company received proceeds of $815,000 and $200,000, respectively, from Convertible Note and Warrant Purchase Agreements (“the 2004/2005 Agreements”). The offering was made to accredited investors. The Convertible Notes, including interest of 6% were due in December 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. The conversion feature portion of the 2004/2005 Agreements included the right of the note holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The 2004/2005 Agreements also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (potentially, 1,450,000 shares of common stock) through December 2007.

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

During the third quarter of 2006, following the expiration of the extension of the maturity dates of the 2004/2005 Agreements (i.e., June 30, 2006), all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. One note holder has requested that he be repaid in cash. The Company has continued to calculate interest on the notes through September 30, 2006 and subsequently, up to the date of conversion (or in one case, repayment), which was determined to be the date that the note holders signed their conversion agreements. The Company has, based upon the notes and the accrued interest, agreed to issue a total of approximately 1,899,450 shares of its restricted common stock.

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, as of September 30, 2006, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature of the note, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as “derivative liability”). As of September 30, 2006, the contingency in share pricing which caused the determinate share calculation was resolved with the final conversion agreements for all but two of the note holders. Consistent with its current commitments, the Company has treated the notes where note holders have requested conversion of their notes at $0.40 per share to be reset during the third quarter when the conversion agreements were received. During the third quarter, the Company will transfer the derivative and warrant liabilities to paid-in capital. The following table summarizes the remaining embedded derivatives at September 30, 2006:

	September 30, 2006	December 31, 2005
Derivative liability	$44,294	$82,483
Warrant liability	748,680	23,406
Convertible debentures	253,707	1,121,360
Subtotal	1,046,682	1,227,249
Adjustment of derivative and warrant liability to fair value	(792,974)	970,185
Less: Accretion of principal and interest related to convertible debentures	(253,707)	(1,112,184)
Total Proceeds from convertible debentures	1,015,000	1,085,250
Plus: Accrued interest	100,195	68,181
Less: Notes converted	(861,487)	-
Total Convertible debentures	253,707	1,153,431
Less: Current portion of convertible debentures	(253,707)	(1,153,431)
Total Non-current Convertible Debentures	$-	$-

2005/2006 Debentures: During the third quarter of 2005 and during the first and second quarters of 2006, the Company entered into a series of agreements with accredited investors, wherein the Company borrowed $1,002,450 and issued convertible debentures with detachable warrants to the creditors. The debentures, which include interest of 6.0%, are due in 12 months, and are convertible into Company stock at $0.20 per share. Additionally, the creditors also received a warrant, which is exercisable for a period of three years and can be exercised at $0.20 per share. During the third quarter of 2005, the Company placed six convertible debentures ranging in value from $15,000 to $53,000, individually, and with a total principal amount of $188,250. During the fourth quarter of 2005, the debentures were converted into 590,000 restricted shares of common stock, and $118,000 in debentures were retired. At September 30, 2006, the balance of the notes outstanding was approximately $75,827 - which represented interest of $5,577 and principal of $70,250.

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

At September 30, 2006, the Company has outstanding 54 convertible debentures with a principal balance of $734,450. These debentures are convertible into 3,672,250 shares of common stock and, combined with the related warrants, commit the Company to the issuance of a potential 5,012,250 shares of its stock in exchange for investments of $1,002,450. The Warrants will expire during the period of July 5, 2008 through June 23, 2009. As of September 30, 2006, the Company is obligated to retain at least 8,684,500 shares of common stock in the treasury to satisfy the potential conversion of Notes and Warrants related to unexercised contracts from the 2005/2006 Agreements.

The following table summarizes the outstanding notes and warrants:
Summary of 2005/2006 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$188,250	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	-
Proceeds received during first quarter of 2006	504,200	2,521,000	504,200	2,521,000
Proceeds received during second quarter of 2006	310,000	1,550,000	310,000	1,550,000
Conversions during second quarter of 2006	(150,000)	(750,000)	-	-
Accrued Interest	16,292	81,461	-	-
Total outstanding at September 30, 2006	$750,742	3,753,711	$1,002,450	5,012,250

The Company has determined that the Notes contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $1,294,678 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility of 84%; risk free interest rate of 4.5%; dividend yield of 0%; and a one year term. The face amount of the Notes (i.e., $1,002,450) was proportionately allocated to the Notes and the Warrants in the amount of $621,229 and $381,221, respectively. The Notes proportionate allocation factor was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $381,221 was allocated to the beneficial conversion feature. The combined total value of the Warrants and the beneficial conversion feature amounting to $1,002,450 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes. For the nine months ended September 30, 2006, the Company amortized a total of $229,476. The discounts and amortization are summarized in the following table:

	September 30, 2006	December 31, 2005
BCF discount to Paid in capital	$(601,966)	$(105,913)
Warrant Discount to Paid in capital	(650,484)	(82,337)
Proceeds from convertible debentures	1,252,450	188,250
Subtotal	-	-

Deduct value converted to common stock	(268,000)	(118,000)
Total discount to accreted	984,450	70,250)

Interest expense on convertible debentures - Amortized	(435,119)	(24,038)
Interest expense on convertible debentures - Accrued	(28,564)	3,487
Total Current Liability	$(463,684)	$(27,525)

Defaults on Convertible Debentures

As of September 30, 2006, and subsequently, the Company had several convertible notes mature without conversion or repayment. As of September 30, 2006, nineteen note holders have provided written notice to the Company for the conversion of their notes; one note holder agreed to extend the term of his note; and three notes totaling $230,000 are currently in default.

As of September 30, 2006, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

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

On February 23, 2006, the Lease was amended to expand the rental space by 9,415 square feet, bringing the total rental square feet to 18,830. The term of the Lease remained unchanged. In accordance with the amended lease agreement, a payment of $17,246 was made on March 10, 2006 and was applied to the June 2006 rent.

Under the terms of the amended lease, the Company will make annual rental payments to the Landlord in the following amounts:

Years ending December 31

2007	$406,356
2008	$416,515
2009	$426,928
2010	$437,601
2011	$448,541
Thereafter	$2,077,597
Total	$4,213,538

Facilities Lease - On May 17, 2006, the Company entered into a Sublease Agreement with Rogers Telecom Inc., wherein the Company leased a portion of the 16th floor of a building located at 55 Marietta Street, Atlanta, Georgia 30303. The lease commenced on June 1, 2006 and continues through April 29, 2007. The master lease was dated May 1, 1997 and continues through April 30, 2007. The Company will use the space for the location of a telecom switch and for meetings where the functionality of the various pieces of equipment will be demonstrated. The space provides the Company exposure for the typical high-end automation and communication equipment. The Company is obligated to pay monthly rents of $8,397 per month through April 30, 2007. Under the terms of the lease, the Company will make additional rental payments of $58,779 through the life of the lease.

Employment Agreements/Employee Matters

On October 8, 2004, the Company entered into binding offer letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President, Nana Yalley, as Executive Vice President, one former executive officer and two non-executive officers. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Each officer was eligible for annual incentive bonuses based on performance. The agreements were terminable at will with or without cause (as defined therein).

The employment agreements of October 8, 2004, provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for the three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

Subsequently, on December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, which nullified and voided his employment agreement of October 8, 2004 with the Company. Pursuant to the separation agreement, Mr. Yalley agreed to a reduction to 500,000 stock options in lieu of the 1,000,000 options he was to receive under the 2004 agreement. Additionally, on June 13, 2006, Jon Jannotta resigned from his position as President of the Company; however, he continues to serve as a member of the Board of Directors of the Company. Mr. Jannotta has agreed to forgive all accrued salary, as well as, the 1,000,000 options he had received pursuant to the employment agreement. (See “Note 4 - Related Party Transactions” for further details.)

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of employment, Mr. Young was to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurred first. Mr. Young was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined therein). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options were to vest at the rate of 1/12th per month for 12 months. In addition, upon his execution of the employment agreement, Mr. Young received additional options to purchase 750,000 shares of common stock of the Company at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 vested at the closing of the next round of financing or January 1, 2006, whichever occurred earlier, and the remaining 1/3 would vest when the Company’s Common Stock resumed trading on the OTCBB. As was discussed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities.

During the first two quarters of 2006, the consolidated Company entered into at-will employment agreements with seventeen key employees. The agreements, in the aggregate, provided annual compensation of approximately $1.85 million and provided for the issuance of options to the employees to acquire an aggregate of approximately 1.1 million shares of the Company’s common stock at $1.00 per share. Ten percent of the options vested immediately upon the signing of the Employment Agreement and the remaining options will vest at the rate of 1/12th per month for 12 months. In addition to the stock options exercisable at $1.00 per share, an aggregate of 1,300,000 additional options will be issued to certain of these employees. The general terms of the additional stock options included a purchase price of $0.01 per share and will vest upon the Company achieving certain milestones.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of Winsonic Digital Media Group, Ltd. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. Mr. Morris’ compensation is included in the summary totals of the preceding paragraph.

During the third quarter of 2006, the Company entered into at-will employment agreements with four executives. Under the terms of employment, the executives will receive a base salary, with a portion deferred on a monthly basis until the next funding occurs. The executives are also eligible for an annual incentive bonus based on performance. The employment agreements are terminable at will with or without cause (as defined therein). The executives will receive non-qualified incentive stock options to purchase a cumulative 1,050,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, they will receive an additional restricted 750,000 cumulative shares of stock at a purchase price of $.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB.

The terms of these first, second and third quarter employment agreements include a deferral of a portion of the individual employee’s salary pending the Company’s receipt of substantial financing. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved by the Company’s shareholders. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

Consulting Contracts

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

During the second quarter of 2006, the Company entered into consulting agreements with three contractors. The first agreement was executed on April 12, 2006 between the Company and a financial consultant, who was engaged to assist the Company with its accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 25,000 shares of the Company’s restricted Common Stock at $0.50 per share, based upon the completion of certain milestones. The milestones were accomplished by September 30, 2006, and the Company has accrued expense of $9,539 based upon the fair market value of the vested warrants. The second agreement, which was executed on May 26, 2006 for strategic and long-term financial advisory services, provided for the issuance of 185,000 shares of common stock of the Company. The agreement had a three-month term, and the Company issued the shares to the consultant on August 23, 2006. The shares, when issued were valued at the market price of the Company’s stock, at the date of the agreement, in the amount of $48,100, ($0.26 per share) of which the Company recognized consulting expenses of $19,867 during the second quarter and the remaining balance of $28,233 in the third quarter. (See “Note 4 - Stockholders Equity” for further details.) The third agreement was executed on June 12, 2006 between the Company and Dennis James for switch management and consulting services. The agreement has an indefinite term; but can be terminated by either party upon 30 days written notice. Additionally, it provides for a minimum of ten (10) hours per week and includes an hourly fee of $25.00.

During the period ended September 30, 2006, the Company entered into two consulting agreements. The first agreement was executed on July 28, 2006 for business development and financial advisory services in exchange for 150,000 shares of the Company’s Common Stock. The agreement has a one year term. The second agreement, which was executed on August 1, 2006 for strategic and long-term financial advisory services, has a six-month term and provides for the issuance of 60,000 shares of the Company’s Common Stock. To date, the stock has not been issued to the consultant.

Interconnection Agreement with BellSouth Telecommunications, Inc.

On September 27, 2006, the Company executed an Interconnection Agreement with BellSouth Telecommunications, Inc. (“BellSouth”). The agreement is effective for a period of five years and shall apply to the BellSouth territory in the State of Georgia. The execution of this agreement will allow the Company to (1) interconnect with BellSouth at the Winsonic network located at 55 Marietta Street in Atlanta, Georgia to provide local, long distance or other network services to its customers; (2) collocate with BellSouth in its central offices to access unbundled services at discounted rates and provide them to the Company’s customers at its tariffed rates; (3) gain nondiscriminatory access to any pole, duct, conduit, or right-of-way owned or controlled by Bellsouth; and (4) resell services from the BellSouth Resale Tariff, which includes most local services, private line services and connection charges. Additionally, the Company’s customers can be listed in the BellSouth telephone directory and have access to Bellsouth’s operator services (0), directory assistance (411) and emergency services (911).

NOTE 12 - SUBSEQUENT EVENTS

AI Lease Termination Agreement

On December 11, 2006, the Company’s subsidiary, AI, terminated its facilities lease effective on December 31, 2006. The January 2004 lease, which was scheduled to run through December 31, 2015, was terminated via mutual agreement between AI and the landlord. The lease, which was executed between AI and the spouse of an officer of AI, had been included as one of AI obligations during the acquisition. (See “Note 3 - Mergers and Acquisitions” for further information.) Pursuant to the lease, AI was obligated to pay monthly rents of $3,000 ($36,000 annually) through December 31, 2015. With the termination of the lease, the future obligations under the lease were reduced from $342,000 to $18,000. This amount has been paid in the fourth quarter of 2006.

Convertible Notes Payable

Subsequent to the end of the second quarter, twenty (20) of the twenty-two (22) convertible note holders holding notes that matured on June 30, 2006 agreed in writing to exercise their conversion options at $0.40 per share. Based on these agreements, the Company converted $785,000 in principal and $76,486 in accrued interest in exchange for 2,153,719 shares of common stock.  As a result of the conversions and the subsequent issuances, the Company recorded the issuance of 2,153,719 shares of restricted common stock during the third quarter, thereby reducing the liability for convertible notes payable by approximately $869,000, compared to the balance outstanding at December 31, 2005.

Employee Matters

Subsequent to September 30, 2006, the Company entered into at-will employment agreements with three executives and six employees and amended its agreement with a current employee. Under the terms of employment, these individuals will receive a base salary, with a portion deferred on a monthly basis until the next funding occurs. These individuals are also eligible for annual incentive bonuses based on performance. The employment agreements are terminable at will with or without cause (as defined therein). These employees will also receive non-qualified incentive stock options to purchase a cumulative 925,000 shares of common stock at an exercise price of $1.00 per share. Ten percent of these options vested immediately upon the signing of the employment agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, they will receive an additional restricted 300,000 shares of stock at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved by its shareholders. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

Consulting Agreements

On October 17, 2006 the Company entered into a consulting agreement with Coral Capital Partners, in which Coral agreed to provide various reports and opinions on a number of issues, including the merger between WinSonic Holdings, Ltd. and WinSonic Digital Cable Systems, Ltd. and Media and Entertainment, Inc. As compensation for the services provided, the Company agreed to compensate Coral Capital a fee equal to $75,000, of which included a note to Coral Capital for $60,000, as well as, the issuance of 40,000 shares of the Company’s Common Stock in lieu of the remaining $15,000 cash. The shares issued to Coral Capital Partners carry “piggy back” registration rights allowing their inclusion in the shares to be registered should an appropriate registration statement be planned. The agreement has an indefinite term; but can be terminated by either party upon written notice. Additionally, it provides for all reasonable out-of-pocket expenses limited to no more than $1,000 per month, unless approved in writing by the company. The stock was issued to the consultant on December 19, 2006.

Acquisition of Digital Distribution Platform (also known as DVerb)

On October 6, 2006, the Company completed the acquisition of a distribution platform, (formerly called SNATCHBOX, which has been renamed DVerb), which provides a vehicle for delivery of digital content, including music downloads, ring-tones, video, and wallpaper. As part of the agreement the Company was awarded the personal relationships, trade secrets and knowledge in the development and sale of products and services related to DVerb.

Pursuant to the Asset & Goodwill Purchase Agreement, the Company acquired 100% of the equity interests in DVerb for a total consideration of 500,000 shares of the Company’s Common Stock. For further information regarding this transaction, see the Company’s Form 8-K filed on October 4, 2006 which references the Memorandum of Understanding executed between the parties.

Acquisition of Tytess Design and Development, Inc.

On November 2, 2006, the Company completed the acquisition of Tytess Design and Development, Inc., a Georgia Corporation, which provides architectural, engineering and construction solutions to commercial builders and builders of institutional facilities and residential communities.

Pursuant to the Acquisition and Share Exchange Agreement, the Company acquired 100% of the equity interests in Tytess for a total consideration of 1,146,593 shares of the Company’s Common Stock, valued at $458,637.  The value of the transaction is based on Tytess’ net income of $141,137 for the year 2005 and estimates of the net income to be derived from its current contracts for the fourth quarter of 2006 and its estimated contract revenue for the 2007 fiscal year.  For further information regarding this transaction, see the Company’s Form 8-K filed on November 3, 2006.

Acquisition of DV Photo Shop/Establishment of WinSonic Digital Store, Ltd.

On November 20, 2006, the Company completed the acquisition of DV Photo Shop pursuant to an Asset & Goodwill Purchase Agreement (the “Acquisition Agreement”). DV Photo Shop is an urban retail store located at Centennial Tower, 101 Marietta Street, Atlanta, Georgia, and specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. DV Photo Shop provides service to downtown Atlanta, specifically those in need of convenience for uploading, developing and printing digital photographs and activating mobile phone services. DV Photo Shop offers the Company other streams of revenue, which will be derived from retail and on-line distribution of Winsonic products, digital services and other telecommunication offerings.

Pursuant to the Acquisition Agreement, the Company acquired 100% of the interests in DV Photo Shop for a total consideration of $200,000, which was divided as follows: a 6% Convertible Subordinated Promissory Note for sixty thousand dollars ($60,000) issued to JungSook Yoon, HeungWoo Park, and SunWoo Park having a maturity date of March 20, 2007 and convertible at a rate of $0.58 per share; 103,448 shares of the Company’s Common Stock, valued at $60,000, issued to JungSook Yoon, HeungWoo Park, and SunWoo Park; and 137,931 shares of the Company’s Common Stock, valued at $80,000, issued to Sung Yeol Yoon.

Following the acquisition, the Company changed the name from DV Photo Shop to Winsonic Digital Store, Ltd., (the “Store”) and incorporated the new entity in the State of Georgia on December 8, 2006. The Store, of which the Company is now a one hundred percent (100%) equity owner, obtained its business license from the City of Atlanta on December 13, 2006, thereby enabling it to transact business in the City of Atlanta. Currently, the Store offers the same products and services offered by DV Photo Shop before the acquisition; however, its future offerings include music downloads, digital photo depot, on-line storage, video conferencing, content development, music lab for mixing and mastering, and film, video and photo editing.

Legal Proceedings

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

The Court has ordered mediation of this action on January 26, 2007 in Los Angeles, California. Other than as described herein, no other action has been taken in this matter as of the date of this report.

Yalley vs. Winsonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed October 13, 2006)

This is an action for declaratory and injunctive relief brought by Nana Yalley, a former director and officer of the Company, requesting that the court grant a declaratory judgment ordering the Company and its stock transfer agent to remove the restrictive legends from 2,724,998 restricted shares of common stock of the Company owned by Mr. Yalley, pursuant to Rule 144(k) of the Securities Act of 1993. In addition to the foregoing, Mr. Yalley seeks an indeterminate amount of attorneys’ fees and costs. The Company and its stock transfer agent were each served with a summons and complaint on October 17, 2006.

On November 7, 2006, the Company, through local counsel in the State of Nevada, filed responses to the complaint on behalf of itself and the stock transfer agent, whom the Company has agreed to indemnify in this action. On November 13, 2006, Mr. Yalley filed a Motion for Partial Summary Judgment; Ex Parte Request for Order Shortening Time, wherein he requested that the Court hear his motion as soon as possible, and order the Company to remove the restrictive legends from his shares. The Company filed an opposition to this request soon thereafter and Mr. Yalley filed a reply to the opposition on December 13, 2006. During the hearing which was scheduled for December 19, 2006, the Court ordered the Company to remove the restrictive legends from Mr. Yalley’s shares, but did not set any particular deadline to do so. As of the date of this filing, the restrictions have not yet been removed from Mr. Yalley’s shares and the remaining claims are still pending.

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

WDCSN provides customers with an enhanced gateway to national and international communication lines. With the network as a foundation, Winsonic provides its customers sophisticated, state of the art application software and hardware solutions tailored to meet their specific needs. These applications include, but are not limited to, carrier solutions for regional phone companies such as special software that provides networks the capability of accommodating all software platforms as well as custom hardware platforms that facilitate consumer, medical, commercial, and government applications.

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

 Automated Interiors, LLC (“AI”) is a systems integration company, which designs and installs electronics systems and telecommunication services, including media rooms, whole house music, lighting controls, video distribution, phone systems with intercom, and security systems. These systems are designed to enhance lifestyles and to meet the growing demands of families and businesses in a technological-driven environment. The Company, as a facilities-based entity, enables AI to offer telecommunications services to its clients, in compliance with FCC, PUC, state and local regulations.

Winsonic Diversity is committed to developing urban communities by providing resources and services that will improve quality of life. As such, Winsonic Diversity intends to provide its customers with high quality products, competitive pricing, accurate and efficient technical support, prompt services, and a continuing dedication to new product development. Winsonic Diversity has identified, and is currently working on, several urban community initiatives. It offers a full portfolio of public and private network access points, media distribution solutions, and products that deliver powerful private and public solutions that ensure business-critical availability, lower cost of operations and application optimized performance. Additionally, Winsonic Diversity offers thorough information technology analysis, creative architectural and software designs, and a full range of technical and professional expertise.

For a more detailed explanation of Winsonic’s and AI’s capabilities we invite you to visit the Winsonic website at: www.winsonic.net and the AI website at: www.autointer.com. The information contained on the websites is not incorporated by reference in this report and should not be considered a part of this report.

Discussion of Material Transactions and Developments

Native American Television Network

On September 29, 2005, the Company consummated a stock exchange agreement with the Native American Television Network (“NATVN”), based in Albuquerque, New Mexico. NATVN intends to launch the first Western Hemisphere, pan-tribal digital cable channel. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. NATVN will provide the Company with commercial airtime on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements.

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

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder are also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Since NATVN is an early development stage company, the historical cost and therefore initial value of the non-monetary asset received is valued at zero as of September 30, 2006 since there are no tangible or intangible assets and signed agreements in place. While management believes that the relationship will serve to provide a much needed service to customers and prove to be financially rewarding, management shall adhere to valuation of the investment in NATVN at the historical based cost.

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

Interconnection Agreement with BellSouth Telecommunications, Inc.

On September 27, 2006, the Company executed an Interconnection Agreement with BellSouth Telecommunications, Inc. (“BellSouth”). The agreement is effective for a period of five years, and applies to the BellSouth territory in the State of Georgia. The execution of this agreement allows the Company to (1) interconnect with BellSouth at the Winsonic network located at 55 Marietta Street in Atlanta, Georgia to provide local, long distance or other network services to its customers; (2) collocate with BellSouth in its central offices to access unbundled services at discounted rates and provide them to the Company’s customers at its tariffed rates; (3) gain nondiscriminatory access to any pole, duct, conduit, or right-of-way owned or controlled by Bellsouth; and (4) resell services from the BellSouth Resale Tariff, which includes most local services, private line services and connection charges. Additionally, the Company’s customers can be listed in the BellSouth telephone directory and have access to Bellsouth’s operator services (0), directory assistance (411) and emergency services (911).

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

On September 15, 2006, the Company was certified by the FCC to operate an Open Video System (OVS) in Metropolitan Atlanta and Athens, Georgia. With this certification, the Company is authorized to offer video services in the service areas by distributing programming as a cable television provider or by establishing an open video system (OVS) to deliver video programming to the home or business. Services such as “on-demand” and other video programming can be made available on a point-to-point basis to the Company’s customers through its OVS. The offering of cable services expands the Company’s ability to serve the consumer market and differentiate the Company from other competitors.

On September 12, 2006, the Company’s application for the registration of the WINSONIC trademark and service mark was approved pursuant to the Trademark Act of 1946, as amended. The approval of the mark entitles the Company to use the WINSONIC name on its products and services and in its marketing and advertising campaigns. The Company was approved to use its mark under two classes:

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

Material Changes in Results of Operations

As a “development stage company” we have not commenced material commercial operations. Prior to the three months ended September 30, 2006, the Company recorded $294,587 of revenue since inception, which was earned prior to 2005.

During the quarter ended September 30, 2006, the consolidated operations of the Company and AI yielded revenue of $309,843.

The following pro forma information includes the separate and consolidating information for the operations of the two companies for the nine months ended September 30, 2006:
	WDMG	AI	Combined
Revenue	$-	$546,619	$546,619
Gross Profit	-	106,198	106,198
G & A expenses	(3,878,072)	(274,146)	(4,152,218)
Profit (Loss ) from operations	(3,878,072)	(167,948)	(4,046,020)
Net Income (Loss)	$(5,597,654)	$(171,171)	$(5,768,825)
Income (loss) per share - basic and diluted			$(0.13)

For the three months ended September 30, 2006, we had gross consolidated revenue of $309,843 with a gross profit of $25,371. The consolidated operations, however, continued to generate an operating loss in the amount of $5,768,825 for the nine months ended September 30, 2006. The consolidated losses were composed of Winsonic losses of $2,264,858 and $5,597,654 for the three-month and nine-month periods ended September 30, 2006, respectively. During the comparable periods ended September 30, 2005, the Company incurred net losses of $723,906 and $1,634,092, respectively. The operating losses for the three-month period ending September 30, 2006, primarily represent selling, general and administrative expenses of approximately $1,461,897 and depreciation expense of approximately $35,176, compared to total operating expenses of approximately $517,704 in the comparable period last year, which consist primarily of selling, general, and administrative expenses of approximately $432,104 and depreciation expense of $85,600.

During the period ended September 30, 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vested during the reported period.  The selling, general and administrative expenses for the three and nine months ended September 30, 2006 include compensation expenses of $323,507 and $743,153 arising from vested employee stock options committed to employees during the quarter.  The related period ended September 30, 2005 has no comparable charge.  (For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation”.)

For the three months period ending September 30, 2006, the Company incurred interest expense and finance cost of $444,708 compared to an interest expense of approximately $323,208 in the comparable period of 2005, which reflects a decrease of $121,499. (See “Note 10 - Convertible Notes” for more information.)

During December of 2004 and January of 2005, the Company issued approximately $1,015,000 in convertible debentures. The conversion feature of the debentures included the right of the note holder to convert the face value of the Note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The agreement also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2006. During the period ended December 31, 2005, the debentures were renegotiated and extended to June 2006, and the conversion price was decreased from $0.70 to $0.40 or 85% of the market price of the stock at the time of conversion. (Please reference “Note 10 - Convertible Debentures” for a more detailed explanation.) The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be classified as an equity obligation. However, the Company could be required to issue an indeterminate number of shares of its common stock to satisfy the optional (85% of market value) conversion feature of the debentures. This could cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time. Under GAAP, the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three-month period ended September 30, 2006, the Company recorded an unrealized loss of approximately $520,006 compared to a loss of approximately $157,210 during the period ended September 30, 2005 from the adjustment of these liabilities.

For the three-month period ending September 30, 2006, the Company recorded a net loss of approximately $2,423,920, compared to the three-month period ended September 30, 2005 when the Company recorded a net loss of approximately $723,906.

The largest component of change in loss recognized during the three-month period ended September 30, 2006, compared to September 30, 2005, is the portion of the loss related to the selling, general and administrative expenses. During the third quarter, the selling, general and administrative expenses increased from $314,390 during the three months ended September 30, 2005 to $1,463,712 during the three months ended September 30, 2006. The loss reflected the increase in the number of employees, with several of them receiving options for the Company’s stock and the cost of the convertible notes issued by the Company to finance the operation. The selling, general and administrative expenses for September 30, 2006 include $1,660,000 of expense related to employee stock incentive option expense and discounts for beneficial conversion features and attached warrant expenses.

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

Material Changes in Financial Condition

As of September 30, 2006, we had a working capital deficit of approximately $7,350,566, compared to a deficit of approximately $6,513,152 as of December 31, 2005.

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

For the nine-month period ending September 30, 2006, we used approximately $2,331,788 in our operating activities, compared with approximately $714,467 in the comparable period of 2005.

For the nine-month period ending September 30, 2006, our investing activities used approximately $160,180 for the purchase of fixed assets, compared to $11,720 in the comparable period of 2005.

For the nine-month period ending September 30, 2006, our financing activities generated approximately $2,491,968 compared to approximately $292,034 being generated in the comparable period last year. The $2,491,968 generated from our financing activities in the second quarter of 2006 consists primarily of proceeds from loans payable and convertible loans of $1,233,950, which was partially offset by a payment of related-party loan payable of $120,830 and the payment of legal fees through the issuance of restricted common stock with proceeds totaling $1,298,100. For the comparable period ended September 30, 2005, the Company raised $388,250 from loans and convertible notes, which was offset by repayments of $160,000 on loan obligations.

From inception, the Company has raised $5,726,400 from issuances of stock and convertible debts to fund operations.  Of the total funds raised, $3,842,484 have been used to provide the necessary resources for the development stage operations of the Company and $1,436,343 was used to purchase fixed assets. The funds include cash of $4,017,550, which was raised through convertible debentures and warrants for common stock; and cash of $1,291,174, which was raised through loans (net of repayments).  The balance of the funds raised to date include an issuance of stock used as payment of a legal settlement in the amount of $445,000 and a concession from  a vendor who provided $153,000 by way of reducing interest charged to the Company for fixed assets.

For the nine-month period ending September 30, 2006, the Company’s net cash position decreased by approximately $14,511 compared to a net decrease of $9,053 in the comparable period of 2005.

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

Once we commence material operations, we may be unable to compete successfully, and the competitive pressures we face might have an adverse effect on our business, results of operations and financial condition. This intensified competition could force us out of business.

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company has not engaged in any off-balance sheet arrangements, and management does not anticipate that the Company will be engaged in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2006. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. To date, we have hired a Chief Operating Officer, a Vice President of Accounting Compliance & Disclosure, and a Vice President of Finance. We are interviewing candidates to fill the CFO position and certain other accounting positions.

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

In that regard, we closed our acquisition of AI on April 18, 2006, and the results of operations and financial condition of AI are included in this report. We are in the process of integrating AI (a company which has internal control and disclosure procedures that were not designed or maintained for public company reporting) into our financial reporting procedures. We are focusing our efforts on identifying weaknesses in accounting controls, doing additional internal inspection of material transactions and financial accounts, and improving our internal control over financial reporting. AI’s total assets and total revenues represent approximately 31% and 100%, respectively, of the related consolidated financial statement amounts as of, and for, the quarter ended September 30, 2006.

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

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position.

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

During the third quarter of 2006, the Company issued 4,532,311 shares of restricted common stock. Of that amount, 400,000 shares were issued in repayment for shares of common stock that had been loaned to the Company by a shareholder, and an additional 154,061 shares of stock were issued as repayment of a loan plus interest at approximately $0.20 per share. During the quarter, the Company also issued 3,146,519 shares upon conversion of various convertible debentures, including 2,153,719 shares to various note holders at $0.40 per share, and 992,800 shares to various note holders at $0.20 per share. Additionally, the Company issued 32,500 shares in exchange for cash of $6,500, and 699,231 shares to various consultants. Finally during the quarter, the Company issued 100,000 shares at $0.01 per share to an employee under an employee stock option.

Item 3. Defaults Upon Senior Securities.
As of September 30, 2006, the Company had several convertible notes mature without conversion or repayment. As of September 30, 2006, twenty note holders had provided written notice to the Company for the conversion of their notes; one note holder had agreed to extend the term of its note; and only three notes totaling $230,000 were in default. As of the date of this filing, all except three of the notes have been converted into 2,153,719 of the Company’s common stock. As a result of the issuance, the Company reduced its convertible note liability by approximately $854,000.

As of the date of this report, the Company is also in default on ten notes to creditors of the Company dating back to 2003. The total amount in default relating to the ten notes is $346,500.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement for Jeffrey Burke dated August 8, 2006. (1)

10.2	Employment Agreement for LaMar Williams dated August 4, 2006. (1)

10.3	Employment Agreement for Gary Peterson dated August 9, 2006. (1)

10.4	Employment Agreement for Darrin Johnson dated August 14, 2006. (1)

10.5	Interconnection Agreement between BellSouth Telecommunications, Inc. and Winsonic Digital Media Group, Ltd., dated September 27, 2006. (2)

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1) Incorporated herein by reference to the Registrant’s Form 8-K filed August 24, 2006.
(2) Incorporated herein by reference to the Registrant’s Form 8-K filed October 4, 2006.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

January 2, 2007	By:	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)