Form 10KSB
period 2006-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2007-06-22
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600 Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (404) 230-5705

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value

(Title of class)

 Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer's revenues for the fiscal year ended December 31, 2006 were $759,495.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of April 25, 2007, was $14,873,417. On such date, the closing price for the issuer's common stock, as quoted on the OTC-Pink Sheets was $0.30.

The issuer had 49,578,057 shares of common stock outstanding as of June 1, 2007.

SIGNATURES	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F1
BALANCE SHEETS	F2
STATEMENTS OF OPERATIONS	F3
STATEMENTS OF CASH FLOWS	F4
STATEMENTS OF STOCKHOLDERS’ DEFICIT	F5
NOTES TO FINANCIALS	F11

PART I

Throughout this Annual Report on Form 10-KSB, the terms “the Company,” “we,” “us,” “our,” “our company,” and “Winsonic” refer to Winsonic Digital Media Group, Ltd., and includes our subsidiaries, Winsonic Digital Cable Systems Network, Ltd., Automated Interiors, LLC, Tytess Design & Development, LLC, Winsonic Digital Store, Ltd., and Winsonic Diversity, LLC, unless the context indicates otherwise.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this annual report, words such as, “believe,” “expect,” “intend,” “plan,” “anticipate,” “foresee,” “likely,” “will,” “goal,” “target,” “project,” “estimate” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Forward-looking statements about our business, financial condition and prospects reflect management's assumptions and beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of these assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

Additional information about factors that could lead to material changes in performance is contained Item 6. Management’s Discussion and Analysis or Plan of Operation—Risk Factors. Such factors may include:

•	our ability to raise capital and the relative illiquidity of shares of our common stock;

•	our ability to achieve and sustain profitable operations;

•	the existence of unknown liabilities stemming from our acquisitions;

•	our ability to successfully integrate the operations of companies we have acquired into our existing operations;

•	the loss of existing customers;

•	our ability to attract and retain key employees; ;

•	our ability to develop products and technologies that attract customers, and customers’ long-term acceptance of our products and technologies;

•	intense competition in our industry;

•	our reliance on networks operated by others and which we cannot control; and

•	our ability to protect our intellectual property.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.

Item 1.	Description of Business.

BUSINESS

Winsonic Digital Media Group, Ltd. is a digital media solutions company which historically has focused on distributing digital content to the public and providing high-speed, high-quality, low-cost solutions that enable users to view, interact, and listen to all types of audio, online video and digital TV in full screen format.

As described in more detail below, during fiscal year 2006, the Company holds a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC, Tytess Design and Development, Inc., and DV Photo Shop. These actions represent a series of strategic investments in new markets and new services that expand the offerings of the Company while complimenting our existing business. Together with our existing digital distribution platform, comprised of the Winsonic Digital Cable Systems Network, Ltd’s network, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally-located utilities, project management, telephone, internet, audio/video and digital TV.

We expect the digital distribution industry to continue to grow at a rapid rate and believe that customers will gravitate toward companies that can deliver the most powerful and flexible converged solutions that will save time and money and boost productivity. We believe our actions in fiscal year 2006 have positioned us well to develop further and to take advantage of these opportunities.

The Company was incorporated on April 27, 2000 in the state of Nevada as Media and Entertainment, Inc. On September 14, 2000, Media and Entertainment, Inc. changed its name to Media and Entertainment.com, Inc., and on November 24, 2004, Media and Entertainment.com, Inc. changed its name to Winsonic Digital Media Group, Ltd.

The Company maintains a website at: www.winsonic.net. The information contained on our website is not incorporated by reference in this annual report and should not be considered a part of this annual report.

Winsonic Digital Cable Systems Network, Ltd.

Winsonic Digital Cable Systems Network, Ltd., a wholly owned subsidiary of the Company, (“WDCSN”), maintains and runs the Company’s facilities-based network (the “Network”) which has been the historic focus of the Company. The Network concentrates on carrier-class, high-speed, digital connectivity solutions. While the Network is a state-of-the-art digital distribution platform, it has been in development for many years and has been involved in projects that date back over twenty-five years. With a shift to more market-based policies, due in part to the implementation of the Telecommunications Act of 1996, a new competitive and robust marketplace with diverse participants has developed and the Company, through WDCSN and the Network is capable of providing access to advanced communications services at affordable prices a wide customer base.

Automated Interiors, LLC

The Company acquired Automated Interiors, LLC (“AI”), a Georgia limited liability company effective April 18, 2006. AI is a systems integration company, which plans and engineers the installation of electronic components to facilitate “smart” buildings. As a result of the acquisition, AI has the capability to help developers of all sizes manage the transformation in technology and migrate from their traditional voice and data services to feature-rich digital services and solutions.

The acquisition of AI creates significant new opportunities for us. The combination of our Network with AI’s capabilities allowed AI to migrate from serving single homeowners to partnering with developers and builders in offering the latest technological innovations in home and security automation. We expect that as we continue to integrate AI with our existing business, that we will realize significant benefuts from the acquisition.

Tytess Design & Development, LLC

The Company acquired Tytess Design and Development, Inc. (“Tytess”), a Georgia corporation, on November 2, 2006. Tytess provides architectural, engineering, construction and construction management services to residential and commercial customers. Specifically, this includes site analysis, pre-design, schematic design, bidding and negotiation services. Tytess has developed a consortium of architects, engineers, realtors, mortgage brokers and other contractors who provide solutions for the design and construction of commercial buildings, institutional facilities and residential communities. The acquisition of Tytess further complements the capabilities of AI and we believe additional expansion opportunities may be available as we continue to adapt these services to meet the requirements of supporting traditional telecommunications companies in the design and construction of their facilities.

Winsonic Digital Store, Ltd.

The Company acquired DV Photo Shop on November 20, 2006. Following the acquisition, the Company changed the name of DV Photo Shop to Winsonic Digital Store, Ltd. (the “Store”), and incorporated it in the State of Georgia on December 8, 2006. The Store is an urban retail store located at Centennial Tower, 101 Marietta Street, Atlanta, Georgia, and specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The Store provides service to downtown Atlanta, specifically those in need of convenience for uploading, developing and printing digital photographs and activating mobile phone services. The acquisition of the Store provides an opportunity to create new and expanded consumer services in areas such as wireless communications, digital downloads, digital content development, mobility services and Voice over internet protocol (VOIP). The Store continues to offer the same products and services it offered before the acquisition; however, its future offerings will be expanded to include music downloads, digital photo depot, on-line storage, video conferencing, content development, a music lab for mixing and mastering, and film, video and photo editing.

Winsonic Diversity, LLC

Winsonic Diversity, LLC (“Winsonic Diversity”) was formed on May 22, 2006 in the State of Georgia by the Company and Mr. Winston Johnson, the Chairman and CEO of the Company. Mr. Johnson believed that the formation of Winsonic Diversity would enable the Company to qualify for and pursue opportunities with various entities including the Federal Communications Commission, Public Utilities Commission, Universal Service, National Telecommunications and Information Administration, National Information Infrastucture and the Department of Commerce that focus on providing services to people from all economic backgrounds. After careful review and consideration, the Company’s Board of Directors determined that it was advisable and in the best interests of the Company and its stockholders to form Winsonic Diversity. The Company owns 49% of the equity interests of Winsonic Diversity and Mr. Johnson owns the remaining 51% of the equity interests. Winsonic Diversity is focused on developing urban and rural communities by providing resources and services that improve quality of life. Since its inception, Winsonic Diversity has identified, and is currently working on, several urban community initiatives that include NATV, Morris Brown College in Atlanta, Georgia, West Angeles Community Development Corporation in Los Angeles, California, and Sweet Auburn at Renaissance Walk, in Atlanta, Georgia. Winsonic Diversity offers a full portfolio of public and private network access points, media distribution solutions, and products to consumers and businesses. Additionally, Winsonic Diversity offers thorough information technology analysis, creative architectural and software designs, and a full range of technical and professional expertise. As a certified Minority Business Enterprise, Winsonic Diversity has access to major enterprises that have diversity initiatives. This has resulted in several new opportunities with companies such as Verizon Wireless, Verizon Communications, Verizon Business, AT&T, and Bank of America.

PRODUCTS & SERVICES

Our Network.

In 1994 and 1995, Winsonic Holdings, Ltd., the Company’s predecessor, and WDCSN coordinated and integrated the first video telephone and video e−mail “store and forward” application. This application was based on a Pacific Bell (SBC) ATM Network, and was implemented in partnership with Pacific Telesis Inc., in cooperation with the Whittaker Corporation. As a carriers' communications solutions provider, the Company has provided facilities−based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level−3, AOL, MSN and Sony. We also provide other services including high−end consulting services in the areas of programming, software development, communications research and engineering, as well as, digital transport worldwide and digital distribution services for film and television.

Today, the Network remains Winsonic’s key strategic advantage. Our Network is in operation in Los Angeles, New York, Dallas, Chicago, Atlanta, and collocations in various central offices throughout the United States. We concentrate on carrier−class high−speed connectivity solutions that bring together a first−class facility, along with network and multimedia communication services to its customers, without requiring substantial capital investments. The Company has implemented a high−end, facilities−based infrastructure to facilitate voice transport, audio, video, data, media and broadcast content over protocol−independent multi−layered communication systems.

The Network is a new global infrastructure for the delivery of converged entertainment, media and distribution services that facilitates the distribution, digitization, and transport of content, and enhances the performance of systems and software in the media, technology and telecommunications sectors. When creating variations in the core network, we are in effect broadening the number of product applications, as well as, expanding markets for our products. These applications include java soft phones, sun rays, digital distribution, professional engineering services, media and entertainment services, and education media services.

In addition to the services and products described below, we also have capabilities of providing new applications that open market opportunities to companies looking to expand revenues and broaden sales and look forward to creating revenue sharing partnerships with companies that would benefit from WDCSN solutions.

Specifically, we offer the following services:

The Telecommunications Industry.

We offer an enhanced gateway to national and international communication lines. With the Network as a foundation, Winsonic provides sophisticated, state of the art application software and hardware solutions tailored to meet the specific needs of participants in the telecommunications industry. These applications include carrier solutions for regional phone companies, such as special software that provides networks the capability of accommodating all platforms.

As telecommunication companies increasingly outsource portions of their network responsibilities, we are able to respond with solutions that bring together proven experience, a first-class facility and network, multimedia and content distribution communication services that do not require substantial capital investments to implement. Verizon, Nortel, AT&T, Sun Microsystems and Level 3 are among the leading companies to team with Winsonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

As traditional telecommunication companies seek to expand their product portfolio by bundling internet services and video distribution services, Winsonic is capable of assisting in the design and construction of the new facilities required to provide these services. In addition, we are expanding our fleet of vehicles to accommodate demand for installing converged solutions in homes throughout several states.

The Construction Industry.

Our objective is to provide services to participants in the construction industry that will allow maximization of profits through our vision, technological innovations and experience. Winsonic has built upon its long-term business model that incorporates the use of our Network to create a technologically superior home by converging audio, video, security and internet services. Services we provide to this industry include:

•	Coordination with a design team to identify main points of entry and common areas for various utility companies that provide the greatest benefits and options available for a project.

•	Investigating the ability for the project to have redundancy capability and Synchronous Optical Networks (SONET), a standard for connecting fiber-optic transmission systems.

•	Coordination with utility companies to provide non-exclusive services to a project including gas and power.

•	Program management services.

•	Solution integration services.

•	Implementation services.

•	Network integration & testing services.

•	Business management services.

•	Operations planning support.

•	BISCI, RCDD Certified telecommunications engineering support.

•	Construction management support.

The Media and Entertainment Industry.

Winsonic’s StreamStar solution provides scalable on-demand video streaming with 100,000 hours of MPEG2 content, 10K to 100K+ MPEG2 streams, and up to 80,000 MPEG2 streams from the desktop or set-top. Our Cyberhollywood.net solution allows both radio broadcast programming and television broadcast programming to be sent to your desktop or set-top. Other services include high-end consulting in the areas of programming, audio research and engineering, as well as digital transport services for film and television.

The Business Services Industry.

We provide participants in the business services industry with specific market applications and/or integrated solutions, and offer hardware/software combinations over our Network. As a Certified Sun Partner and reseller, we generate contractually repeating revenues for services delivered to customers over our Network, including accommodations for the cost of the infrastructure to deliver the service (e.g., hardware, software, datacenter, labor, and intellectual property).

Our information technology skills allow us to provide complete end-to-end custom integrated solutions, consulting services, resale to end-users systems, platform-based solutions, supply implementation, deployment, post-sales support for third party hardware and software, e-business, database, data warehousing, web applications, network design, security, back-up/recovery, performance tuning, systems management, asset tracking, procurement, inventory and configuration management services.

Consumer Products and Services.

In the consumer market, our Network provides a strategic advantage for Winsonic. The Network enables us to expand our media services to accommodate a broad and diversified customer base, which should enhance our ability to increase sales in a highly competitive market. We are pursuing the commercialization of many products, which will provide media distribution of digital content and information, seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (moving files in a secure environment) and wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices.

This network build up also should benefit our position in the online gaming networking, video and audio streaming, packet- over-optical services, online encryption solutions and VOIP markets.

The acquisition of AI and Tytess provides us with an opportunity to penetrate the residential market and provide consumers access to technological advances. By incorporating fiber optics inside the home, homeowners are able to take advantage of the digital revolution. As an example, Winsonic cinema services can be integrated into wireless networks allowing end-users to use their PDA's, cell phones, gameboys, computers, and TV's to watch digital video, TV, and interactive multi-media files.

In addition, with the acquisition of Winsonic Digital Store, we now have a physical store where consumers will have access to a broad selection of digital products and services including:

•	digital photography;

•	digital printing;

•	mobile phone services;

•	music downloads;

•	on-line storage;

•	video conferencing;

•	digital content development;

•	music lab for mixing and mastering; and

•	film, video and photo editing.

Research and Development

The Company is in the process of (1) developing next-generation products and services, (2) creating a solid platform to grow our business in the future and (3) delivering value to our customers and stockholders. In 2007, for example, we expect to introduce new digital offerings for consumers, including a hosted platform and integrated digital data solutions that work on a single network. We expect to introduce several  fee-based offerings which will include:

•	A private site where subscribers can interact with other members;

•	Office tools such as word processing, spreadsheet, database and presentation;

•	Media (Audio and Video) downloads;

•	Online storage for media;

•	Online broadcast quality TV that features original shows, live events, music videos, movies and talk shows;

•	Long distance telephone service with voicemail;

•	Exclusive pay-per-view live events ;

•	Mobile media downloads (audio ringtones, ringbacks, video, video ringtones, voice tones, and mobile broadcasts); and

•	Movies, shows and events on demand.

We are also focusing on the next generation of digital and analog set−top terminal interfaces and have developed plans to be a part of the new improved consumer features in the digital TV domain. In addition, we are working with local exchange carriers and interexchange carriers to deliver digital cable transport over Multi Protocol Label Switching (MPLS), which plays an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

Licenses and Certifications

During the 2006 fiscal year, the Company obtained a number of certifications from various local, state and federal regulatory bodies that will enable us to provide products and services in the covered areas.

On May 30, 2006 and August 15, 2006, the Company obtained an FCC Registration Number (FRN) and registered as an IXC with the Federal Communications Commission (FCC), respectively. Registration with the FCC allows the Company to conduct business with the FCC, and the FRN enables us to offer interstate long distance services throughout the United States.

On July 21, 2006, the FCC approved the Company’s Section 214 application,which enables the Company to provide international facilities-based and resold telecommunications services between the U.S. and foreign points. This certification is particularly important to the Company’s ability to compete in a global digital content market.

Additionally, on August 15, 2006, the Company was granted approval by the Georgia Public Service Commission (PSC) as (1) a Competitive Local Exchange Carrier (CLEC), (2) an Other Common Carrier (OCC), and (3) an IntereXchange Carrier (IXC). As a certified CLEC, the Company is able to offer local exchange services within the local calling areas (IntraLATA) throughout the State of Georgia, and is in a position to compete with Local Exchange Carriers (LECs) through use of LEC infrastructure. Through this certification, the Company has the ability to collocate with various LECs (i.e., connect its switches with the LECs’ switches) to gain access to their unbundled network elements (UNE)- e.g., facilities, equipment, features and functions. Essentially, this certification provides the Company access to LEC customers, and enables us to provide voice, data and video services in each of the calling areas in the State of Georgia. As an OCC, the Company can offer facilities-based services and extend the provisioning of services beyond that of a reseller within the State of Georgia; while our IXC status allows us to offer long distance services in the State of Georgia.

In its efforts to move forward with its “Have and Have-Nots” initiative (a program established by the Company to deliver affordable digital services to inner-city communities), the Company sought designation as an Eligible Telecommunications Provider (ETP), and in September 2006, obtained a Service Provider Identification Number (SPIN) from the Universal Service Administration Company (USAC), the administrator of the federal Universal Service Fund (USF). Registration with, and approval by, USAC will allow the Company to participate in the High Cost, Low Income, Rural Health Care Providers, and Schools and Libraries programs sponsored by the USF. Under these programs, consumers, at discounted rates, will have access to enhanced digital services and new technology that are comparable to those available to more privileged consumers.

On September 15, 2006, the Company was certified by the FCC to operate an Open Video System (OVS) in metropolitan Atlanta and Athens, Georgia. With this certification, the Company is authorized to offer video services in the service areas by distributing programming as a cable television provider or by establishing an open video system (OVS) to deliver video programming to the home or business. Services such as “on-demand” and other video programming can be made available on a point-to-point basis to the Company’s customers through its OVS. The offering of cable services expands the Company’s ability to serve the consumer market and differentiates the Company from other competitors.

On December 22, 2006, Winsonic Diversity received its Minority Business Enterprise (MBE) certification from the Georgia Minority Supplier Development Council, Inc (“GMSDC”) which qualifies it as a minority-owned, managed, and controlled company meeting the certification criteria established by the GMSDC and adopted by its Board of Directors.

During the first quarter of 2007, the Company obtained additional CLEC and IXC certifications in the states of Alabama and North Carolina. The Company is able to offer local exchange services within the local calling areas (IntraLATA) throughout the States of Alabama and North Carolina, to offer long distance services, and is in a position to compete with Local Exchange Carriers (LECs) through use of LEC infrastructure. This certification allows the Company access to LEC customers, and enables us to provide voice, data and video services in each of these calling areas.

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

On December 21, 2006, the Company and BellSouth entered into an MBR Marketing Agreement, which applies to the BellSouth territories in the State of Georgia. The agreement has a one year term; but is subject to automatic renewals for consecutive six month periods, unless either party provides the requisite notice indicating otherwise. The agreement will allow the Company to purchase certain services not covered under section 251 of the Telecommunications Act of 1996.

On March 13, 2007, BellSouth established on the Company’s behalf a Master Account (“Q” Account) for BellSouth billing purposes, a CLEC Care Team to support the Company with its simple resale and UNE product orders and an Account Team for support of the Company’s premium and complex resale product orders.

Sun iForce Partner

On May 27, 2005, the Company signed a Contract with Sun Microsystems, Inc. (“Sun”) as a Sun iForce Partner. Sun's partner model will help the Company build on a sales strategy and to deliver innovative solutions. Sun's partner model provides partners with a clear role definition and supports them with unparalleled partner development support, stronger go−to−market partnering, and more opportunities to transact business/orders via streamlined and web−enabled interfaces. The iForce Partner programs will incorporate a portfolio of products and services offered by Sun Enterprise Services around the globe, including Sun Professional Services, Sun Educational Services and Sun Support Services.

On September 25, 2006, Winsonic received its Letter of Authorization from Sun Microsystems, Inc., appointing Winsonic as a Sun Partner Advantage Business Partner and Technology Integrator. This authorization permits Winsonic to distribute Sun products including hardware, software, support services and client services by contracting directly with Sun or through a Channel Development Provider (CDP). The primary business model is to sell and supply value added services such as architecture planning, technical design, deployment and/or post sales support services for Sun and 3rd party hardware and software solutions.

Intellectual Property

On September 12, 2006, the Company’s application for the registration of the “WINSONIC” trademark and service mark was approved pursuant to the Trademark Act of 1946, as amended. The approval of the mark entitles the Company to use the “WINSONIC” mark on its products and services and in its marketing and advertising campaigns. :

Employees

As of December 31, 2006, we had 29 employees, all of which were employed on a full-time basis.

Item 2.	Description of Property.

Network Operations and Office Lease Agreements

Centennial Tower Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of rentable space. The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia and is used as the Company’s corporate headquarters. The lease agreement was amended on February 23, 2006, to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,830.

Under the terms of the lease, the Company was obligated to make rental payments for the 2006 fiscal year in the amount of $188,045. The Company is required to make annual rental payments to the landlord in the following amounts:

Year ending December 31,

2007	$424,942
2008	$435,659
2009	$446,646
2010	$457,931
2011	$469,560
2012 through 2016	$2,219,935

Concurrently with the execution of this lease, the Company issued a fixed price secured convertible note in the principal sum of $250,000 as a security deposit on the office space and on October 12, 2005, the Company paid $16,476 as an additional security deposit. On December 14, 2005, the fixed price secured convertible note was converted into 925,927 shares of the Company’s common stock valued at $250,000 or $0.27 per share.

55 Marietta Street Office Lease Agreements

On May 17, 2006, the Company entered into a Sublease Agreement with Rogers Telecom Inc., pursuant to which the Company leased a portion of the 16th floor of the building located at 55 Marietta Street, Atlanta, Georgia 30303. The lease commenced on June 1, 2006 and continued through April 29, 2007, the day before the master lease expired. On February 8, 2007, the Company entered into a direct lease agreement with Bank Building Limited Partnership, the original landlord to Rogers Telecom, for approximately 12,080 square feet of rentable space located at 55 Marietta Street in Atlanta, Georgia. This lease commenced on May 1, 2007, two days after the expiration of the sublease between the Company and Rogers Telecom, and expires on April 30, 2017. An improvement allowance of $123,000 has been provided to the Company, of which the unused portion after May 1, 2008 may be applied to base monthly rental at the Company’s sole option.

Upon execution of this lease, the Company remitted to the landlord a security deposit in the amount of $17,566 and the first month’s rental payment in the amount of $8,778. Thereafter, the Company is obligated to make monthly rental payments in the amount of $8,778 from May 1, 2007 to February 28, 2008; $17,566 from March 1, 2008 to April 30, 2012; and $19,126 from May 1, 2012 through termination. In addition to the monthly rent, the Company is responsible for its share of the operating expenses, utilities, taxes and other costs and expenses associated with the Leased Premises.

The Company will use this space to operate our Network operations, data center, broadcast controls, switch site and application development lab. In addition, the space shall be utilized by the Company to house its Network services billing and provisioning departments and for training its current and future staff.

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. Under the lease, the Company will make monthly rental payments in the amount of $1,350 for the first year; $1,418 in the second year; and $1,488 in the third year of the Lease.

Additional Locations

The Company also maintains offices at 10120 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89052. This office space is provided by one of our executive officers at no cost to us. We pay for our own telephone service at this location.

We maintain network, collocation and interconnection offices at no leasehold cost at the following locations: New York City, Atlanta, Dallas, Chicago and Los Angeles. Winsonic Cinema and Cyberhollywood.net production offices and hub are located at 8255 Beverly Blvd., Suite 130, Los Angeles, California 90048.

We believe that we have adequate facilities to conduct our current operations; however, we expect to seek additional administrative offices and facilities in the next 12 months for our future operations. We have no current proposed programs for the renovation, improvement or development of our current facilities.

Item 3.	Legal Proceedings.

An estimated liability of $775,000 and $1,020,000 for legal settlements was recorded as of December 31, 2006 and 2005, respectively. Other than as described below and in “Note 13 - Subsequent Events” in the Notes to the Financial Statements, the Company is not currently involved in any legal proceedings that it deems to be material to its financial condition.

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

Prior to this suit, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the shares. The injunctive relief was denied and the court dismissed the complaint at Mr. Collazo’s request. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the shares. The Court issued an Order on March 19, 2004, enabling Mr. Collazo to sell 30,000 shares of common stock and issued a temporary restraining order with regard to the remaining 370,000 shares, provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond, and the Nevada action was dismissed.

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

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of the fiscal years ended December 31, 2006 and 2005.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285 in dispute was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of December 31, 2006. The $90,000 in attorney fees has also been expensed and accrued.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no further significant action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of September 30, 2006 and 2005. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, plaintiff could seek to collect the $100,769 sought in the complaint. As of December 31, 2006, the Company has accrued an additional $25,000 accounts payable to reflect the breach.

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

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of the fiscal years ended December 31, 2006 and 2005. On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of December 31, 2006. On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of the date of this report, no further significant action has been taken in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This is an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which he asserts he is entitled to pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004. (For further background information on this matter, see “Item 3. Legal Proceedings, Collazo vs. Media and Entertainment.com.” above)

On June 22, 2006, the Company filed its answer to the unverified complaint denying each allegation and asserting various affirmative defenses, including, failure to state a claim, waiver, ratification, etc. On July 17, 2006, Mr. Lefkowitz filed an offer to compromise requesting that the Company agree to a judgment in his favor in the amount of $120,000. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

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

On November 7, 2006, the Company, through local counsel in the State of Nevada, filed responses to the complaint on behalf of itself and the stock transfer agent, whom the Company has agreed to indemnify in this action. On November 13, 2006, Mr. Yalley filed a Motion for Partial Summary Judgment; Ex Parte Request for Order Shortening Time, wherein he requested that the Court hear his motion as soon as possible, and order the Company to remove the restrictive legends from his shares. The Company filed an opposition to this request soon thereafter and Mr. Yalley filed a reply to the opposition on December 13, 2006. During the hearing which was scheduled for December 19, 2006, the Court ordered the Company to remove the restrictive legends from Mr. Yalley’s shares, but did not set any particular deadline to do so. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

Eric Young vs. Winsonic Digital Media Group, Ltd. (Superior Court of Georgia, Fulton County - complaint filed January 11, 2006)

On November 29, 2006, the Company was notified by legal counsel for Mr. Eric Young, a former financial officer of the Company, that Mr. Young would be seeking compensation and severance for accounting services rendered during 2005 and 2006. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

Item 4.	Submission of Matters To a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC-Pink Sheets, as WDMG. The following table sets forth the high and low closing bid quotations for our common stock for each fiscal quarter during the last two fiscal years, as reported on the Pink Sheets:

2006	High Bid	Low Bid
Jan. 1 through Mar. 31	$0.45	$0.20
Apr. 1 through June 30	0.44	0.25
July 1 through Sept. 30	0.70	0.33
Oct. 1 through Dec. 31	0.75	0.32

2005	High Bid	Low Bid
Jan. 1 through Mar. 31	$1.35	$0.45
Apr. 1 through June 30	0.78	0.32
July 1 through Sept. 30	0.68	0.37
Oct. 1 through Dec. 31	0.48	0.19

The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

The Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2006, there were 138 record holders of our common stock.

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

Recent Sales of Unregistered Securities

2006

The Company issued 900,000 shares of its common stock during the quarter ending March 31, 2006. These 900,000 shares issued in the first quarter of 2006, were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to stockholders’ equity were valued at $450,000. (See “Note 6 - Summary of Significant Legal Proceedings” for further details.)

During 2006, the Company issued 3,184,899 shares of its common stock at $0.20 per share in connection with conversions of various convertible notes payable that had been issued during the year.

During April 2006, 500,000 shares of common stock were issued to the former chief financial officer of the Company in connection with employment incentive options, which were granted to him in connection with his employment during 2005. In accordance with the accounting treatment under SFAS No. 124(R) and SFAS No. 125, the Company had previously recognized compensation expenses of $185,000 upon the grant and vesting of the options during the fourth quarter of 2005 and the first quarter of 2006.

In April 2006, the Company issued 411,956 shares of its common stock for the acquisition of Automated Interiors at $0.41 per share.

During the quarter ended June 30, 2006, the Company issued 411,956 shares of common stock at $0.41 per share as consideration for the acquisition of all of the outstanding equity of AI. Also, in connection with the acquisition of AI and as an employment incentive, the Company issued 750,000 shares of common stock, valued at $0.40, to five key employees of AI during April 2006.

In May 2006, 82,051 shares of restricted common stock were issued at $0.39 per share pursuant to a “cashless exercise” of options held by an advisor. The advisor had received options for services rendered during 2004. Based on the current market value of the stock, the option holder received a reduced number of shares of common stock upon exercise.

During the third quarter of 2006, the Company issued 489,850 shares of its common stock in repayment of funds loaned to the Company at $0.53 per share.

During the second, third and fourth quarters of 2006, the Company issued 2,153,010 shares of its common stock upon exercise of convertible notes at $0.40 per share.

During the third quarter of 2006, the Company issued 89,231 shares of its common stock upon the exercise of options issued for services at $0.65 per share.

During 2006, the Company issued 410,000 shares of its common stock to various financial consultants for services at fair market values ranging from $0.01 to $0.53 per share.

During 2006, the Company issued 300,000 shares of its common stock upon the exercise of a warrant issued to a consultant at $0.01 per share.

During 2006, the Company issued 62,504 shares of its common stock as repayment of various loans valued at $0.40 per share.

During December of 2006, the Company issued 40,000 shares of its common stock to a financial consultant, valued at $0.40 per share, whose services were employed to assist the Company in its financial reporting and disclosures.

During the first and second quarter of 2006, the Company raised additional proceeds of $504,200 and $310,000, respectively, through the issuance of 59 convertible notes with attached warrants to accredited investors in denominations of $1,000 to $100,000. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 13 - Subsequent Events” in the Notes to the Financial Statements.)

During the third and fourth quarter of 2006, the Company raised proceeds of $250,000 and $759,192, respectively, through the issuance of 58 notes with attached warrants to accredited investors in denominations of $3,000 to $75,000. (For a more detailed discussion, see “Note 11 - Convertible Debentures” and “Note 13 - Subsequent Events” in the Notes to the Financial Statements.)

In November 2006, the Company committed to issue 1,146,593 shares of common stock in connection with the acquisition of Tytess.

In December 2006, the Company issued a $60,000 principal amount convertible promissory note which is convertible into the Company’s common stock convertible at a rate of $0.58 per share and an aggregate of 241,379 shares of the Company’s common stock in connection with the acquisition of the Store.

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

2005

During 2005, the Company issued 252,745 shares of common stock to a private limited partnership. The Company issued 94,615 of these shares at $1.30 per share during January, 91,463 of these shares at $0.82 per share in March, and 66,667 of these shares at $0.68 per share in June, all pursuant to a warrant exercisable at $0.07 per share. The warrant had been issued as compensation to certain professional advisors for services rendered during 2004. These 2005 issuances were made pursuant to a “cashless exercise” of a warrant where the warrant holder received a reduced number of shares of common stock upon conversion based on the current market value of the stock.

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

During fiscal year 2005, the Company recorded a common stock payable of 818,182 common shares valued at $270,000 or $0.33 average price per share to an officer per a separation agreement.

During fiscal year 2005, the Company recorded the vesting of stock options to purchase 500,000 shares of the Company’s common stock per a separation agreement, valued at $131,068 at December 31, 2005 using the Black Scholes valuation method.

During December 2005, the Company received proceeds of $388,250 from the issuance of a convertible notes and detachable warrants consisting of 6 offerings to accredited investors.

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

2004

During fiscal year 2004, the Company issued as part of the merger transaction on October 7, 2004 6,004,200 shares of common stock to its founder and Chairman/CEO for past services, totaling $6,004 or $0.001 price per share.

During fiscal year 2004, the Company issued 23,956,138 shares of common stock related to the merger with Media & Entertainment.com, Inc. This represented shares outstanding of the Media & Entertainment.com, Inc. as of the date of the merger, and are reflected as a recapitalization of Winsonic the Company as of October 7, 2004, the Winsonic transaction date.

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

During December 2004, the Company received proceeds of $815,000 from the issuance of convertible notes and detachable warrants.  The offering was made to 21 accredited investors.

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

The following table summarizes the Company’s detachable stock warrant activities for the period ending December 31, 2006:

	Number of Warrants	Exercise Price
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,598,210	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,076,960	$0.25

Equity Compensation Plans

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,585,000		$0.73	850,000

Equity compensation plans not approved by security holders (1)	3,725,000 1,999,304	$ $	1.00 0.01	0 0

Total	9,309,304		$0.68	850,000

(1)  Reflects stock options the Company is obligated to issue to certain employees pursuant to the terms of their respectve employment agreements. The Company has not yet issued such stock options.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

General

In fiscal year 2006 the Company had revenues of $759,495, but we will continue to be a development stage company until we receive significant revenue from our operations and achieve a sustained level of profitability over multiple years. Until that time, we will continue to depend on financing resources for all or a portion of the cash flows necessary to meet our operating expenses. There can be no assurance of our financial success or economic survival until we have a sustainable revenue stream.

In fiscal year 2006, our operating plan focused on increasing our presence in the consumer market through strategic acquisitions. As discussed above, we acquired AI, Tytess, and Winsonic Digital Store. We also hold a 49% equity interest in Winsonic Diversity. These actions have aided the Company in developing inner city agendas and pursuing diversity initiatives in the high demand digital services market.

In addition to offering our products and services to customers in the consumer market, construction industry and telecommunications markets, we began expansion into the financial services industry. While we have grown through acquisitions and are considering other acquisition opportunities, management plans for our long-term growth to be achieved through organic sales growth. Indicators of our ability to accomplish this are as follows:

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

The value of the investment to the Company is based upon the promising mutually beneficial opportunities of the relationship between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community; however, currently there are no signed agreements in place. The Company has made tangible progress toward contractually capturing the target market, and NATVN is currently negotiating with representatives of the potential digital-services subscribers. As of yet, contractual agreements with the potential subscribers have not been secured. Without the agreements in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The previous President of the Company and a Company shareholder are also shareholders and co-founders of NATVN, owning approximately 9% of the total outstanding equity in NATVN. Since NATVN is an early development stage company and there are no tangible or intangible assets or signed agreements in place, the historical cost and initial value of the non-monetary asset received was valued at zero as of December 31, 2006.

The Company and NATVN are currently in ongoing discussions to consider alternatives in the structure of the existing agreement, with the goal of providing both parties with an optimal structure and enhanced opportunities to service customers. Until then, the ongoing investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains or reduced for the proportionate share of the investee’s losses or for distributions received from the investee.

Subsequently, NATVN, working in conjunction with the Company, entered into a Memorandum of Understanding (“MOU”) with the Navajo Nation Office of Broadcast Services, and Diné College. Under the MOU the parties intend to collaborate and explore:

•	The need for building a local education and training program that can provide Navajo Nation residents interested in entering the film and/or television industry with up-to-date digital media training.

•	How to best utilize local workforce training and other resources so as to build and retain within the Navajo Nation an up-to-date well-trained media workforce.

•	The need to assess the current state of the Navajo Nation’s communications infrastructure, as well as how to improve upon it.

•	The establishment of a state-of -the-art digital news bureau/content production facility.

Construction Agreement for Tytess Design and Development, Inc.

On September 21, 2006, Tytess replaced View Point Group, LLC as the designer/builder in a design and construction agreement with Siloam Korean Church of Atlanta, Inc., which was originally executed on May 18, 2006. Pursuant to the agreement, Tytess agreed to design, engineer and build a sanctuary, fellowship hall, multipurpose room, classrooms, administrative offices and kitchen for the church within 365 days of the date of execution of the agreement. For its services, Tytess will be paid the sum of $2,000,000, which is payable in increments based on a work completion percentage schedule.

Agreement for Project/FiOS Installation Services with Verizon

On November 7, 2006, Winsonic Diversity and Verizon executed a FiOS Installation Services Agreement, pursuant to which Winsonic Diversity agreed to perform project management services, installation services, or both, as authorized by work orders issued by Verizon during the term of the agreement. The agreement became effective on January 1, 2007 and will continue in effect until December 31, 2009 unless terminated or extended. This agreement will permit Verizon to employ the services of Winsonic Diversity on a nonexclusive basis for services identified in the agreement.

FiOS is a fiber to the premises (FTTP) telecommunications service offered in the United States by Verizon and has attracted consumer and media attention in the area of broadband Internet access as the first major carrier to offer such a service.

Construction Agreement for Tytess Design and Development, Inc.

On December 5, 2006, Tytess replaced View Point Group, LLC as the designer/builder in two design and construction agreements, which were originally executed in June and August of 2006. Pursuant to the agreements, Tytess will design, engineer and construct a 7,200 square foot single family residence in Atlanta, Georgia and a 4,200 square foot single family residence in Smryna, Georgia. Tytess’ compensation under these agreements will total $642,000, payable to Tytess in accordance with draw schedules determined by the percentage of work completed.

Marketing Agreement with Point Source, LLC

On February 6, 2007, the Company, Winsonic Diversity, and Point Source, LLC (“Point Source”), a construction and engineering firm specializing in residential developments in the southeast region, entered into a Marketing Agreement, pursuant to which Point Source was appointed by the Company as its non-exclusive marketing agent for a period of twenty (20) years.

Under the Agreement, Point Source will market the Company’s products and services to corporations and businesses using its network of affiliations with builders, developers, contractors, banks, accountants, lawyers, politicians and senior executives of corporations. Pursuant to the Agreement, Point Source is obligated to reasonably ensure that, for all projects owned and managed by Point Source for which the Company is selected as a provider, the Company will be the exclusive provider of said product/service. As consideration for its services, the Company agreed to pay to Point Source a 20% commission of the net profits from all sales referred to the Company by Point Source for the life of the service agreement between the Company and the referred customer.

Construction Services Agreement with Verizon

On February 15, 2007, Winsonic Diversity and Verizon Services Corporation (“Verizon”) executed a 2-year Construction Services Agreement, pursuant to which Winsonic Diversity has agreed to serve as a general contractor for Verizon in the construction of facilities at various sites. This agreement will permit Verizon to employ the services of Winsonic Diversity on a nonexclusive basis for services identified in the agreement. Upon receipt of an authorization letter from an authorized Verizon representative, the scope of work that Winsonic Diversity may be asked to perform and/or supervise includes the following:

General Contractor:

•	Cell site construction on raw land;

•	Cell site construction on existing telecommunications structures; and

•	Cell site construction as rooftop additions.

Site Construction

•	Site access roads;

•	Fencing and gates;

•	Site electrical;

•	Construction stakeout;

•	Foundations;

•	Equipment shelters;

•	Warehousing and material planning;

•	Crane services;

•	Tower; and

•	Equipment installation services.

Rigger

•	Installation of base antenna;

•	Installation of coax cable;

•	Installation of grounding system;

•	Installation of pressurized antenna system; and

•	Directional antenna mounting.

In addition to the services described above, Verizon may, by authorization letter, order additional services not listed in the agreement, at prices quoted to Verizon in writing. Under the agreement, Verizon shall compensate Winsonic Diversity at the rates quoted by Winsonic Diversity for each specific service and/or skill set. Verizon can terminate the agreement or any authorization letters issued without cause, effective immediately, upon written notice to Winsonic Diversity.

General A & E Services Agreement with Verizon

On February 28, 2007, Winsonic Diversity executed a General Architectural and Engineering Services Agreement with Verizon) to provide architectural & engineering and site analysis services to Verizon for an initial term of one (1) year; provided that such agreement is automatically renewable for subsequent one year periods at each annual anniversary. Upon receipt of an authorization letter from an authorized Verizon representative, and according to the schedule agreed to in advance by both parties, the scope of services that Winsonic Diversity may be asked to perform include the following:

•	Architecture and Engineering Services for cell sites on raw land;

•	Architecture and Engineering Services for cell sites on existing structures;

•	Architecture and Engineering Services for cell sites as rooftop additions; and

•	Structural analysis for cell sites on existing structures.

Winsonic Diversity may also be asked to perform the following services:

•	Site visits;

•	Project management;

•	Evaluation of Verizon ‘s program, schedule and construction budget requirements;

•	Review of alternate approaches to design and construction;

•	Prepare schematic design documents;

•	Document review;

•	Tower appurtenance cataloging;

•	Perform detailed structural analysis;

•	Provide structural analysis report;

•	Provide design development documents;

•	Provide construction documents; and

•	Provide administration of the construction contract.

Under the agreement, Verizon shall compensate Winsonic Diversity at the rates quoted by Winsonic Diversity for each specific service. Verizon can terminate the agreement or any authorization letter issued without cause, effective immediately, upon written notice to Winsonic Diversity.

Memorandum of Understanding with Comtel Telcom Assets LP

On March 26, 2007 the Company and Comtel Telcom Assets LP (“Comtel”), executed a Memorandum of Understanding pursuant to which both parties agreed to enter into good faith, non-binding, non-exclusive negotiations to facilitate the purchase of five (5) of Comtel’s switch sites by the Company.

It is the Company’s intention to purchase from Comtel certain operating TDM systems (Nortel and Tellabs equipment) currently deployed and in-service with the understanding that the Company will arrange for any required licensing or RTUs from the manufacturer(s). Additionally the Company intends to purchase other miscellaneous telephony equipment, test gear, including, but not limited to DS1 or DS3 patch panels, fiber patch panels, equipment/site alarming equipment and the existing switch site tool compliment. A detailed inventory of all purchased assets will be developed to determine the final pricing of the assets.

It is also the Company’s intention to purchase from Comtel certain installed power systems which will include the existing DC power plant with all rectifiers, batteries, distribution devices and cabling, plus the existing ACV power distribution system including any dedicated service, emergency generator and existing fueling systems.

As part of any agreement entered into with Comtel, the Company intends to develop a collocation agreement that will grant Comtel rack space for both current and future equipment requirements and grant access to employees of Comtel to the collocation site. The Company intends to provide Comtel with a service contract as part of the collocation agreement to support Comtel as may be required during certain specified periods.

The locations currently being considered for acquisition by the Company are located in the Atlanta, Georgia, Houston, Texas, Chicago, Illinois, Los Angeles, California, and Denver, Colorado markets. The Company has an interest in developing a reciprocal agreement with Comtel in markets the Company elects not to pursue a full switch site, but wishes to aggregate customer traffic.

Critical Accounting Policies

Basis of Accounting

The Company's policy is to prepare its financial statements pursuant to the accrual basis of accounting. The Company’s fiscal year end is December 31.

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

The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options at $1.00 and $0.01 per share to certain key employees and other individuals. For stock options and warrants issued as compensation and reported in periods beginning after December 15, 2005, the Company applies SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date (using option pricing models), and recognizing the cost over the period during which the services are provided (vesting period).

During the years ended December 31, 2006 and 2005, the Company granted options for 7,159,304 and 1,250,000 shares of common stock, respectively, to its employees. 4,058,506 of such options vested during the year ended December 31, 2006 and 2,369,041 of such options vested during the year ended December 31, 2005. For the vested portion of such options, the Company accrued compensation expense of $1,167,419 for the year ended December 31, 2006. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Black-Scholes estimate includes the following assumptions, risk free rate of return of 3.5% and 4.5%; no dividend yield, volatility factors of the expected market price of the Company’s common stock of 185% to 197%; with a weighted average expected life of 3 years for the $1.00 stock options and 1 year for the $0.01 stock options.

Revenues and Expenses Recognition

The Company is a development stage company and has not had significant revenues to date. Revenues for the Company are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred

Tytess has elected to recognize revenue on a percentage of contract completion method. This method requires Tytess to do progress billings based upon completion of preset milestones. Revenues and expenses for each milestone are recognized as each milestone has been completed.

AI has elected to recognize revenue on a completed contract method. The completed contract method requires AI to defer revenue and expense recognition until the contract has been substantially completed. Management has determined that the completed contract method of accounting more accurately reflects the nature of AIs business. Due to the volatile nature of electronic components, significant uncertainty may exist with respect to the total cost of performing a contract and the ultimate amount of profit to be recognized thereon. AI has developed criteria for determining whether a project should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the installation has been completed, all costs of design and installation have been accrued or paid and there are no material contingent obligations outstanding.

AI Work in Process Account: In connection with the utilization of the completed contract method of revenue recognition for the consolidated financial statements, AI maintains a work in progress account for costs of jobs in progress. All costs directly associated with the completion of a contract are accumulated as charges to work in progress prior to completion of the jobs. Upon completion of a contract, all related costs charged to work in progress are transferred to cost of goods sold.

Revenues for Winsonic Digital Store are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of FIN 157 will have on its financial statements. Based on the analysis done so far, we do not expect SFAS 157 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) and SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”). SFAS 158 requires the recognition of an asset or liability for the overfunded or underfunded status of all defined benefit plans included in our 2006 year-end financial statements. The Company does not have a defined benefit plan currently and we do not expect SFAS 158 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. We do not expect FIN 48 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

•	Recognized financial assets and financial liabilities unless a special exception applies

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

•	Non-financial insurance contracts

•	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

SFAS 159 will be effective for fiscal years beginning after November 2007 with early adoption possible but subject to certain requirements. We do not plan early adoption and we do not expect a material impact on our financial statements from the eventual adoption of SFAS 159.

Material Changes in Results of Operations

As a development stage company, we have not received significant revenues from our commercial operations. During the year ended December 31, 2006, the consolidated operations of the Company, combined with AI, Tytess and Winsonic Digital Store (“WDS”) yielded revenue of $759,495.

The following pro forma information includes the separate and consolidating information for the operations of our consolidated operations for the fiscal year ended December 31, 2006:

	WDMG	AI	Tytess	WDS	Combined
Revenue	$19,759	$737,072	$1,300	$1,363	$759,495
Gross Profit	(5,907)	264,072	1,228	1,363	260,756
SG & A expenses	5,669,940	549,128	1,414	1,211	6,221,693
Profit (Loss ) from operations	(5,675,847)	(285,057)	(185)	152	(5,960,937)
Net Income (Loss)	$(7,953,640)	$(290,458)	$(185)	$152	$(8,244,131)
Income (loss) per share - basic and diluted	$-	$-	$-	$-	$(0.18)

For the fiscal year ended December 31, 2006, we had gross consolidated revenue of $759,495 with a gross profit of $260,756. The consolidated operations, however, continued to generate an operating loss in the amount of $5,960,937 for the fiscal year ended December 31, 2006. The operating losses for the fiscal year ended December 31, 2006, primarily represent selling, general and administrative expenses of approximately $1,800,000 for SG&A payroll expenses of approximately $1,892,000, related party operating expenses for payroll of $2,015,000 and consulting services of $352,000. Depreciation expense was approximately $163,000 for the fiscal year ended December 31, 2006. Total operating expenses were approximately $3,889,000 for the fiscal year ended December 31, 2005, which consisted primarily of selling, general, and administrative expenses of approximately $1,262,000, SG&A related party expenses for payroll of $1,337,000, consulting services of $945,000 and depreciation and amortization expense of $345,000.

During the period ended December 31, 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vested during the reported period.  The selling, general and administrative expenses for the twelve months ended December 31, 2006 include compensation expenses of $1,130,000 arising from vested employee stock options committed to employees during the year.  (For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” in the Notes to the Financial Statements.)

For the year ended December 31, 2006, the Company incurred interest expense and finance cost of $1,177,000 compared to an interest expense and finance cost of approximately $1,198,000 in the comparable period of 2005 which reflects a decrease of approximately $21,000. (See “Note 11 - Convertible Debentures” in the Notes to the Financial Statements for more information.)

During December of 2004 and January of 2005, the Company issued approximately $1,015,000 in convertible debentures. The conversion feature of the debentures included the right of the note holder to convert the face value of the note into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The agreement also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2006. During 2005, the debentures were renegotiated and extended to June 2006, and the conversion price was decreased from $0.70 to $0.40 or 85% of the market price of the stock at the time of conversion. (Please reference “Note 11 - Convertible Debentures” in the Notes to the Financial Statements for a more detailed explanation.) The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be classified as an equity obligation. However, the Company could be required to issue an indeterminate number of shares of its common stock to satisfy the optional (85% of market value) conversion feature of the debentures. This could cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time. Under GAAP, the Company is required to record the warrants and the convertible notes as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the fiscal year ended December 31, 2006, the Company recorded an unrealized loss of approximately $1,968,000 compared to a gain of approximately $1,422,000 during the fiscal year ended December 31, 2005 from the adjustment of these liabilities.

Management of the Company expects that, due to the volatile nature of the price of the Company’s common stock, liabilities related to the convertible debentures and to employee costs will continue to be correspondingly volatile and, as a result, will cause the reported net income (loss) of the Company to fluctuate in such a manner as to make direct comparisons between reporting periods difficult. The management of the Company feels that as long as the derivative and warrant liabilities exist, the reported operating income (loss) will be a more accurate reference for the true performance of the Company.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $7,723,000 compared to a deficit of $6,513,000 as of December 31, 2005.

For fiscal year 2006, we used total cash of $1,457,000 in operating activities of the Company. Approximately $956,000 was used in operations in 2005. Net cash used by investing activities during 2006 was $176,144 compared to cash provided during 2005, of $815,000. During 2006, total financing activities resulted in $1,636,000, primarily as a result of sharenote proceeds of approximately $1,707,000. In Fiscal 2005, financing activities resulted in a net cash use of $296,000. For Fiscal 2006, we experienced a net increase in cash of $ 3,557 compared with a net decrease in cash of $437,000 for Fiscal 2005.

Our ability to implement our business plan is dependent upon expanding our current revenues from sales of our products and services and obtaining additional financing.

If we are unable to generate sufficient sustainable revenues or obtain additional financing to meet our financial obligations, we will have to further reduce our operations, and we will not be able to continue as a going concern. Our independent auditors have indicated in their audit report, dated May 22, 2007 that there is substantial doubt about our ability to continue as a going concern without additional financing and achieving and maintaining profitable operations. The financial statements that accompany this annual report do not include any adjustments that might result from this uncertainty.

Continuing Operations

The markets in which the Company operates include a large number of companies vying for customers and market share both domestically and internationally. The Company’s competitors include other digital service providers, home automation companies, and architectural and design firms. Some of the Company’s competitors may develop competing products and services that offer better pricing or that reach the market in advance of the Company’s offerings. Some competitors also have or may develop greater financial and other resources than the Company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could have an adverse effect on the Company’s business. Future results will depend on the Company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the Company’s ability to attract and retain talented people.

The Company’s future results will depend in part on the success of its ability to profitably grow revenues under the existing contracts and to control costs through the development and use of low-cost subcontractors, partnering and sourcing models. The Company’s current contracts are multiyear engagements under which the Company will provide project management, site construction, architectural and engineering services, and installation services for larger digital service providers. The planned expansion includes, among other things, commercial operations where the Company will deliver digital services across several platforms, the integration and continued growth of AI, Tytess, Winsonic Diversity, and Winsonic Digital Store. With potential joint ventures, such as NATVN, the Company’s facilities-based network and current service contracts are expected to provide a base of recurring revenue. The Company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

The Company has, to date, focused almost exclusively upon the startup phase of its operations. To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion. The Company’s priorities for the next twelve months of operations are to expand our human resources to adequately service our existing contracts and to reach a sustainable profitability level. As we expand our operations with the expectation of growing revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business. While we will attempt to attract and retain qualified employees under terms similar to those currently in place, we may not be able to obtain agreements allowing for deferral of payroll or payment of portions of compensation in the form of equity.

While management expects revenue generation to increase, the Company expects to operate with a deficit in cash flows for at least the next few months. The deficit, which arises primarily from payroll obligations, may be satisfied through a combination of employee salary deferrals of approximately $57,000 per month and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). Management intends to focus substantial efforts on the funding of the current projects and operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations continue. The Company believes that the current management team has the applicable skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company has not engaged in any off-balance sheet arrangements, and management does not anticipate that the Company will be engaged in off-balance sheet arrangements in the foreseeable future.

Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Risks Relating to our Company

We have an immediate need for additional financing.

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2006, the Company had a working capital deficit of approximately $7,723,000.

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

We have issued $2,412,272 of short-term indebtedness as of December 31, 2006. To the extent that we incur additional indebtedness or any other transaction, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We currently have limited sources of revenue from which we can repay our indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing stockholders will provide any portion of our future financing requirements. There can be no assurance that additional financing will be available to us on commercially reasonable or acceptable terms, if at all. Our ability to obtain additional capital will be dependent in part on market conditions, the economy and other factors outside of our control. Our failure to secure necessary financing would have a material adverse effect on us and could require us to delay or modify our business plan.

Our auditor’s report contains a “going concern” qualification.

We have incurred operating losses and negative cash flow from operations since our inception. Our auditors issued an unqualified report on our Financial Statements as of and for the year ended December 31, 2006. However, the report states that our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. (See “Independent Auditors' Report” and “Note 7 - Going Concern” in the Notes to the Financial Statements.) The Financial Statements which accompany this annual report do not include any adjustments that might result from this uncertainty.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations.

The Company incurred net losses of approximately $8,244,000 and $4,106,000 for the years ended December 31, 2006 and 2005, respectively, and $20,694,000 for the period from inception through December 31, 2006. The Company has recorded total revenues of only $817,306 since inception.

The Company will continue to have a high level of operating expenses and is required to make significant expenditures including, but not limited to, salaries of executives and marketing, engineering and other personnel. The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

Our limited operating history subjects us to the risks of a new business.

There is only a limited operating history upon which to evaluate our performance and prospects. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the industries in which we operate.

There may be potential liabilities associated with the Company that we were not aware of at the time of the merger with Media and Entertainment.com, Inc. or at the time of the consummation of other acquisitions.

The Company may be responsible for certain liabilities related to our acquisitions of other entities. It is possible that we did not discover or may have been unable to discover certain liabilities of acquisition targets during our pre-acquisition investigation of these targets. A court could conclude that we assumed such liabilities either by contract or as a matter of law. While we have attempted to limit our liability through indemnification provisions and warranties contained in acquisition agreements, these provisions may not fully protect us due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for such liabilities, the Company's operations may be materially and adversely affected.

We may not be able to realize the benefits we expect from the acquisitions of Tytess, Automated Interiors and the Winsonic Digital Store and our equity stake in Winsonic Diversity.

We have already expended, and expect to continue to expend, considerable resources and management time in connection with the acquisitions of Tytess, AI and the Winsonic Digital Store and our investment in Winsonic Diversity. While we expect that these transactions will be beneficial to us, it is not certain whether we will realize any material benefits from these transactions. Furthermore, because these transactions involve business from various industries, it may be difficult for us to integrate such businesses and we may not see a positive return on management time and company resources invested in realizing these synergies. Our failure to successfully integrate such businesses into the operations of the Company could have a material and adverse affect on our financial condition and operations.

We have a limited number of customers, and loosing one or more of them could substantially harm our business.

Our operations largely depend upon our relationship with a small number of customers. The termination of business by any of our initial customers will have a material adverse effect on our operations. There is no guaranty that we will be able to retain our existing customers or development relationships with new customers.

We depend on Winston Johnson, our Chairman and CEO, as well as other executive officers and key employees, and may have difficulty attracting and retaining the additional skilled employees we need to execute our growth plans.

Our future success depends on the continued services of Winston Johnson, our CEO, as well as our other executive officers and key employees. We do not carry key person life insurance on any of our personnel. Given our early stage of operations and plans for expansion, the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business and financial results. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, particularly marketing, sales, engineering and technical personnel. Competition for employees in the industries in which we operate is intense. We may not be able to attract, assimilate or retain other highly qualified employees in the future. Failure to attract or retain such employees could have a material adverse affect on our business and financial results.

Risks Relating to our Business

The success of our business depends on new products and technologies.

We operate in rapidly evolving industries and the market for our services is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product and service introductions and enhancements. Our industry is characterized by frequent introduction of new products and services. In order for us to achieve market acceptance for our products and services, we require substantial marketing efforts and the expenditure of significant funds to create both awareness and demand by marketing retailers and consumers. If technologies or standards applicable to our products or services become obsolete or fail to gain widespread consumer acceptance and we are unable to adapt to such changes, then our business and financial results will be materially and adversely affected.

Technological advances, the introduction of new products, and new design and construction techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to keep pace with such advancements, including in respect of the following:

•	designing and developing new products and product enhancements that appeal to consumers;

•	expanding our construction and installation capabilities;

•	research and development activities on existing and potential products;

•	engaging additional engineering and other technical personnel;

•	purchasing advanced design, production, and test equipment; and

•	maintaining and enhancing our technological capabilities.

We may be unable to recover any expenditures we make relating to one or more new products or technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance our products, sales channels, or technologies may prove to be unsuccessful.

Our future operating results also depend to a significant extent on our ability to provide new products that compare favorably on the basis of time to introduction, cost, and performance with the products of competitive suppliers and evolving technologies. Our success in attracting new customers and developing new business depends on a number of factors, including our ability to develop innovative new products, our ability to efficiently and timely manufacture our products in a cost effective manner, our ability to utilize advances in technology and the acceptance of our products in the markets in which we operate.

In addition, our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring, and introducing new products and product updates on a timely basis. We must also extend the operation of our products to new formats and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new products, product features, and technological advances in the markets in which we operate. These markets are relatively new, and industry standards for them are evolving and changing.

The failure to adapt to these evolving markets or the ability to address the needs of our customers will have a material adverse affect on our financial condition and our operations.

We face intense competition in the industries in which we operate, and our competitors may be better positioned to capitalize on growing consumer demand for our products.

The markets in which we operate are highly competitive and our current and prospective competitors are numerous. Our competitors may have substantially greater financial, technical, marketing, distribution, personnel and other resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, if the marketplace for streaming media over the internet or any of our other operations substantially expands and becomes more commercially viable, then any of these competitors may expand their services and seek to dominate the marketplace, thereby preventing us from obtaining any meaningful market share. We intend to compete on the terms of price, customer support, technical expertise, ease of use, variety of value added services and reliability, but the failure to do so will have a material adverse affect on our financial condition and our operations.

Our ability to attract and retain customers depends on factors we cannot control.

Our ability to increase the number of our customers, and our ability to retain customers, will depend on a number of factors, many of which are beyond our control. These factors include, our ability to obtain financing, the availability of a commercially viable market for our products and services, our ability to successfully market our products and services, our ability to provide reliable service to customers and our ability to develop a profitable business.

We depend on carrier networks, such as Local Exchange Carriers (“LECs”), and Inter Exchange Carriers (“IXCs”) which is a developing market.

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

Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our customers and the internet. A significant portion of that infrastructure is owned by third parties including Level 3 Communications, Inc. Accordingly, we have limited control over its quality and maintenance. Our operations also depend on our ability to avoid damages from power losses, telecommunications failures, network software flaws, transmission cable cuts, fires, earthquakes, floods and similar events. The occurrence of any of these events could interrupt our services. The failure of the internet backbone, our servers, or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations, could have a material adverse effect on our business and financial results.

Unauthorized use of our intellectual property by third parties may adversely affect our business.

We regard our intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We rely on trademark, patent and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in internet-related industries are uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Risks Relating to an Investment in our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We have never paid any dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. Investment in our Company is inappropriate if you are seeking current or near term income.

You may expect difficulty of trading and obtaining quotations for our common stock.

Our common stock is currently quoted on the OTC-Pink Sheets under the symbol “WDMG.” As a result of trading on the Pink Sheets, an investor would likely find it more difficult to purchase, dispose of, or to obtain quotations as to the price of the common stock. There can be no assurance that a more active trading market will develop, or if developed, that it will be maintained.

The application of the “Penny Stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell shares of our common stock.

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

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated therewith.

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

A majority of the outstanding shares of our common stock are restricted securities.

Of the shares of the Company's common stock outstanding as of April 11, 2007, approximately 30,622,413 are “restricted securities,” as that term is defined in the Securities Act, and may only be sold in compliance with the provisions of Rule 144 of the Securities Act.

Shares of our common stock are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which a more active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the pink sheets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to other issuers which have a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Item 7. Financial Statements.

Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2006. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing and implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. During fiscal year 2006, we have hired a Chief Operating Officer, a Vice President of Accounting Compliance & Disclosure, and a Vice President of Finance and Accounting. We are interviewing candidates to fill the CFO position and certain other accounting positions.

In connection with the growth of the Company, we have instituted a policy of early review of accounting systems and personnel of all potential acquirees to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisitions have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. As such, depending upon the materiality of the operations of the acquiree, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

As discussed above, we consummated the acquisitions of AI, Tytess, and Winsonic Digital Store in 2006, and our consolidated results of operations and financial condition for fiscal year 2006 are included in this annual report. We have integrated these businesses into our financial reporting procedures and are focusing our efforts on identifying weaknesses in accounting controls, doing additional internal inspection of material transactions and financial accounts, and improving our internal control over financial reporting. The total assets and total net income of AI, Tytess and Winsonic Digital Store collectively represent approximately 70% and 4% respectively, of our consolidated total assets and total net income, as of, and for, the year ended December 31, 2006.

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

These weaknesses resulted in material internal adjustments of sales, accounts receivable and costs of sales. The internal controls relating to the identification of, and accounting for, contractual sales terms, the amount and timing of revenue, related costs of sales, the recording of accounts receivable, and the qualitative analysis of the collectibility of certain accounts were not in place. The weakness could result in a misstatement of the Company’s revenue, cost of sales or assets that could result in a material misstatement to the Company’s interim or annual consolidated financial statements, which would not be prevented or detected.

There was no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position.

There was no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Principal Positions and Offices with our Company

Winston Johnson	49	Chairman of the Board and Chief Executive Officer

Jon Janotta	56	President and Director

Dr. Thomas Mensah	57	Director

Eric Leufroy	53	Director

Joseph Morris	53	Chief Operating Officer

Jeffrey Burke	52	Executive Vice President

A majority vote of the directors who are in office is required to fill vacancies on the board of directors. Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal. Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

Directors and Officers

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

Jon J. Jannotta was appointed to the Board of Directors of the Company in October 2004, and served as the President of the Company from October 2004 until June 13, 2006 at which time he resigned from the position. In addition, on February 7, 2007, Mr. Jannotta resigned from his position as a director.

Dr. Thomas Mensah was appointed to the Board of Directors of the Company on January 25, 2007. Dr. Mensah is a world renowned inventor whose contributions have had national and global impact in the development and distribution of new age media. Specifically, Dr. Mensah’s work contributed to the replacement of copper wire cables with optical fibers; thereby enabling the launching of various Internet platforms such as DSL. Dr. Mensah holds a PhD in Chemical Engineering from Montpelier University (1978) and a Certificate in Modeling of Chemical Processes from the Massachusetts Institute of Technology (1977). He has held high level engineering positions at various US companies, including, Air Products & Chemicals (1980-1983) and Corning Glass Works (1983-1986). Additionally, Dr. Mensah joined AT&T Bell Laboratories in 1986 and led the program to develop the fiber optic reels used in the guided missile program until 1989. This effort led to the development of a system that was successfully deployed at missile speeds up to Mach 1 (the speed of sound). In 1992. Dr. Mensah founded and served as the chairman of Supercond Technology in Norcross, Georgia, which specializes in Aerospace and Communication products. Supercond Technology focuses on advanced structural materials development for supersonic US fighter aircraft such as the F-22. In 2004, Dr. Mensah became president of Georgia Aerospace Systems and continues to serve in this role today. Dr. Mensah is also a founding member of the Emerging Technologies section of the American Institute of Chemical Engineers (AIChE). He is the first and only black person to serve as the national chairman of the Materials and Engineering Sciences Division of the AIChE. He has edited two book volumes for the AIChE -- Fiber Optics Engineering (1987) and Superconductor Engineering (1992).

Mr. Eric Leufroy was appointed to the Board of Directors of the Company on February 9, 2007. He is currently the Western Region Controller for United Parcel Service in Leawood, Kansas. In his position at United Parcel Service, his responsibilities include the management of all the finance and accounting activities for the western region of the United States, which consists of thirteen states and nine districts. Mr. Leufroy directs a team of over 220 district controllers, office managers, supervisors, and administrative employees; provides oversight of activities related to payroll, tax, account payables/receivables and customer billing; and monitors and maintains full adherence to UPS accounting/procurement procedures and Sarbanes-Oxley standards. Mr. Leufroy has been employed with United Parcel Service since 1986 and has held the following titles, Southwest Region Controller Coordinator (2003 - 2004), Post Profitability Controller (2001 - 2002), District Controller, Secaucus, NJ (1994 - 1999), District Controller, Houston, TX (1991 - 1994) and Office Manager, Phoenix, AZ (1986 - 1991). The Company expects, subject to formal appointment by the Board, that Mr. Leufroy will serve on its Audit Committee.

Mr. Joseph Morris has been the Chief Operating Officer of the Company since his appointment on June 7, 2006.  Mr. Morris has served as Chief Financial Officer, Director of Construction, Regional Vice President for an insurance/securities firm and Dean of Students/Assistant Headmaster for an educational institution during his professional career. Prior to his appointment as Chief Operating Officer of the Company, Mr. Morris was the Chief Operating Officer for Automated Interiors, LLC, a wholly owned subsidiary of the Company.

Mr. Jeffrey L. Burke has been the Executive Vice President of the Company since his appointment on August 8, 2006. Mr. Burke, a former United States Marine, Naval Aviator and entrepreneur, has 20+ years of experience in sales, marketing and sales management. Over a period of 36 months, Mr. Burke, as the Southeast Regional Manager for Strategic Technologies, Inc., built an extraordinary sales team and implemented new sales processes that focused on more profitable revenue targets, thereby taking the region’s revenue model from a five-year loss to $30 million in sales. Additionally, as a sales manager for GE Capital, Mr. Burke rebuilt the company’s sales program in the Richmond area to achieve $70 million in sales revenues. Among his other accomplishments, Mr. Burke has developed business plans for major companies that enabled them to increase their profits by millions of dollars while, at the same time, reducing their sales expenses to tens of thousands of dollars, created new sales prospects and revamped stagnant accounts.

Board Committees

We currently have no formal audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, the entire board of directors participates in discussions concerning executive officer compensation and the consideration of director nominees. Once committees are established, the Company expects that Mr. Leufroy will serve on its audit committee as its qualified financial expert within the meaning of paragraph (c) (2) of Item 402 of Regulation S-B. There has been no material change to the procedures by which stockholders may recommend nominees to our board of directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006, except the following: Winston Johnson, Chairman and CEO, did not timely file Form 4s to reflect changes in his beneficial ownership interests during the 2005 and 2006 fiscal years; Eric Young, former Director and CFO and COO, did not file a Form 4 for common stock received during fiscal year 2006; Joseph Morris, COO, did not timely file a Form 3 for his promotion and his receipt of common stock and stock options during fiscal year 2006; Jeffrey Burke, Executive Vice-President, did not timely file a Form 3 for his appointment, receipt of options and warrants and his ownership of various convertible debentures during the 2006 fiscal year; Gary Peterson, Vice President of Accounting, Compliance and Disclosure, did not timely file a Form 3 for his appointment and receipt of common stock during the 2006 fiscal year; William H. Mann, President and CEO of Automated Interiors (a wholly-owned subsidiary of the Company), did not timely file a Form 3 for common stock issued to him during fiscal year 2006; Cedric Drayton, President and CEO of Tytess Design & Development, Ltd. (a wholly-owned subsidiary of the Company) did not timely file a Form 3 to reflect stock granted (but not yet issued) to him and options he received during the 2006 fiscal year; and Sung (Scott) Yoon, Vice-President of Winsonic Digital Store, Ltd. (a wholly-owned subsidiary) did not timely file a Form 3 for stock granted (but not yet issued) to him and options he received during the 2006 fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics designed to comply with Item 406 of Regulation S-B. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for December 31, 2003. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the CEO, Winston Johnson, at 101 Marietta Street, NW, Centennial Tower, Suite 2600, Atlanta, GA 30303.

The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K.

Item 10. Executive Compensation.

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of executive management. This philosophy is based upon the premise that the achievements of the Company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success. We attempt to pay our executive officers and employees competitively in order to be able to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, we consider achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of company and individual performance criteria.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2006 by our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Winston Johnson CEO and Chairman	2006	290,000	(1)	-	-	-		-	-	-	290,000
Joseph Morris COO	2006	157,308	(2)	-	-	31,568	(5)	-	-	-	188,876
Jeffrey Burke Executive Vice President	2006	175,935	(3)	-	-	183,660	(6)	-	-	-	359,595
Eric Young CFO/COO	2006	133,579	(4)	-	-	121,038	(7)	-	-	-	254,617

(1) Salary consists of $118,500 paid in cash and $171,500 accrued and unpaid as of December 31, 2006.

(2) Reflects salary received since date of hire. Salary consists of $58,317 paid in cash and $98,991 accrued and unpaid as of December 31, 2006.

(3) Reflects salary received since date of hire. Salary consists of $55,154 paid in cash and $120,781 accrued and unpaid as of December 31, 2006.

(4) Mr. Young resigned on August 1, 2006.

(5) In January 2006, Mr. Morris was granted stock options to purchase (a) 50,000 shares of common stock at $0.01 per share in which 1/3 vested upon the signing of his employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s common stock resumes trading on the OTCBB and (b) 100,000 shares of common stock at $1.00 per share in which ten percent of the options vested immediately upon the signing of his employment agreement and the remaining options vest at the rate of 1/12th per month for 12 months.

(6) In August 2006, Mr. Burke was granted stock options to purchase (a) 750,000 shares of common stock at $0.01 per share in which 1/3 vested upon the signing of his employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s common stock resumes trading on the OTCBB and (b) 500,000 shares of common stock at $1.00 per share in which ten percent of the options vested immediately upon the signing of his employment agreement and the remaining options vest at the rate of 1/12th per month for 12 months.

(7) In November 2005, Mr. Young was granted stock options to purchase 750,000 shares of common stock at $0.01 per share and stock options to purchase 500,000 shares of common stock at $1.00 per share. The Company is currently in litigation with Mr. Young concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Winston Johnson CEO and Chairman	1,000,000				$1.00	10-8-2014
Joseph Morris COO (1)	74,250 16,667	25,750 33,333		$ $	1.00 0.01	4-18-2016 4-18-2016
Jeffrey Burke Executive Vice President (2)	231,250 250,000	268,750 500,000		$ $	1.00 0.01	8-8-2016 5-8-2016
Eric Young CFO/COO	500,000 185,000			$ $	1.00 0.01	11-15-2015 11-15-2015

(1) In January 2006, Mr. Morris was granted stock options to purchase (a) 50,000 shares of common stock at $0.01 per share in which 1/3 vested upon the signing of his employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s common stock resumes trading on the OTCBB and (b) 100,000 shares of common stock at $1.00 per share in which ten percent of the options vested immediately upon the signing of his employment agreement and the remaining options vest at the rate of 1/12th per month for 12 months.

(2) In August 2006, Mr. Burke was granted stock options to purchase (a) 750,000 shares of common stock at $0.01 per share in which 1/3 vested upon the signing of his employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s common stock resumes trading on the OTCBB and (b) 500,000 shares of common stock at $1.00 per share in which ten percent of the options vested immediately upon the signing of his employment agreement and the remaining options vest at the rate of 1/12th per month for 12 months.

Director Compensation

We currently do not have a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

Employment Agreements

On October 8, 2004, the Company entered into binding offer letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President and Nana Yalley, as Executive Vice President. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Each officer was eligible for annual incentive bonuses based on performance. The agreements were terminable at will with or without cause (as defined in the respective offer letters).

The employment agreements of October 8, 2004 also provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for the three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

On December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, which nullified and voided his October 8, 2004 employment agreement with the Company. Pursuant to the separation agreement, Mr. Yalley agreed to a reduction to 500,000 stock options in lieu of the 1,000,000 options he was to receive under the 2004 agreement.

Additionally, on June 13, 2006, Jon Jannotta resigned from his position as President of the Company; however, he continued to serve as a member of the Board of Directors of the Company until his resignation from the Board on February 7, 2007. Mr. Jannotta has agreed to forgive all accrued salary as well as the 1,000,000 options he had received pursuant to the employment agreement. (See “Item 12 - Certain Relationships and Related Transactions” for further details.)

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurred first. Mr. Young was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined therein). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. 10% of the options vested immediately upon the signing of the employment agreement and the remaining options were to vest at the rate of 1/12th per month for 12 months. In addition, upon his execution of the employment agreement, Mr. Young received additional options to purchase 750,000 shares of common stock of the Company at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 vested at the closing of the next round of financing or January 1, 2006, whichever occurred earlier, and the remaining 1/3 would vest when the Company’s Common Stock resumed trading on the OTCBB. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months.

Effective August 8, 2006, Jeffrey L. Burke succeeded Mr. Yalley as Executive Vice President of the Company. Mr. Burke's base salary is $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is the only class of voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of December 31, 2006, on which date there were 49,578,057 shares outstanding, by:

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
Name and Address	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares Owned
Winston Johnson	8,987,700	(1)	22.5%

Jon J. Jannotta	6,208,690		14.2%

Joseph Morris	200,000	(2)	0.4%

Jeffrey Burke	1,879,924	(3)	3.7%

Thomas Mensah	150,000	(4)	0.3%

All current directors and executive officers as a group (5 persons)			41.1%

(1)	Includes 7,987,700 shares of common stock and 1,000,000 stock options exercisable at $1.00.

(2)	Includes 50,000 shares of common stock, 50,000 stock options exercisable at $0.01 and 100,000 stock options exercisable at $1.00.

(3)
Includes 500,000 stock options exercisable at $1.00, 750,000 stock options exercisable at $0.01, and 629,924 shares of common stock that convertible notes, warrants and loans are convertible or exercisable into, as applicable.

(4)	Reflects granted but unissued shares of common stock pursuant to a consulting agreement.

See Part II, Item 5 for certain information regarding securities authorized for issuance under equity compensation plans.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Loans from Founder

2006: During 2006, the CEO of the Company made a $20,000 interest-free loan to the Company. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of December 31, 2006

2005: On September 15, 2005, the CEO of the Company loaned the Company $80,000. As of July 20, 2006, the loan balance totaled $88,074, consisting of principal of $80,000 and accrued interest of $8,074. Under the terms of the loan, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. The principal portion of the loan was repaid with 400,000 shares of restricted stock issued on July 20, 2006 and $13,074 remains outstanding in accrued interest.

2004: As of December 31, 2006 and December 31, 2005, respectively, the Company had a loan payable totaling $316,496 and $352,726 to the CEO, consisting of principal of $209,000 as of December 31, 2006 and 2005. The Company is also obligated to issue to the CEO 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of December 31, 2006 and December 31, 2005 was $43,496 and $79,726, respectively.

During the first quarter of 2004, the Company paid $160,000 to the CEO against this loan. Additionally, on December 5, 2004, 700,000 shares of the Company’s Common Stock were issued to the CEO as payment to be applied against the balance of the loan. The price per share of the common stock was $0.33 per share or $231,000.

During the year ended December 31, 2006, the Company paid $76,000, to the CEO against this loan. The Company also accrued $39,770 in interest for the twelve months ended December 31, 2006.

Native American Television Network, Inc (“NATVN”)

During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former president of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of March 31, 2007, there has been no significant operations commenced by NATVN.

Winsonic Diversity, LLC

On May 22, 2006, Winsonic Diversity, LLC (“Winsonic Diversity”) was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest. As of December 31, 2006, there have been no material transactions entered into by Winsonic Diversity.
.
Item 13. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among Media and Entertainment.com, Inc., Winsonic Acquisition Sub, Inc., Winsonic Holdings, Ltd and Winston Johnson, dated July 16, 2004, as amended. (6)

2.2
Amended and Restated Acquisition and Share Exchange Agreement by and among Winsonic Digital Media Group, Ltd and Automated Interiors, LLC and William H. Mann and Jeffrey Fischer executed on May 15, 2006 and effective as of April 18, 2006. (13)

2.3	Acquisition and Share Exchange Agreement by and among Winsonic Digital Media Group, Ltd., Tytess Design and Development, Inc., and Cedric T. Drayton executed on November 2, 2006. (20)

2.4	Asset and Goodwill Purchase Agreement among Winsonic Digital Media Group, Ltd., DV Photo Shop and Sung Yeol “Scott” Yoon, dated November 20, 2006. (21)

3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated November 5, 2003. (4)

3.3	By-laws of Media and Entertainment.com, Inc. (2)

4.1	Winsonic Digital Media Group, Ltd. 9% Convertible Subordinated Promissory Note with Atlanta Centennial, LLC dated October 12, 2005 in the amount of $250,000. (10)

4.2	Winsonic Digital Media Group, Ltd. Warrant Certificate with Atlanta Centennial, LLC dated October 12, 2005. (10)

4.3	Winsonic Digital Media Group, Ltd. 6% Convertible Subordinated Promissory Note with JungSook Yoon, HeungWoo Park, and SunWoo Park dated November 20, 2006 in the amount of $60,000. (21)

4.4	Form of Winsonic Digital Media Group, Ltd. 6% Convertible Subordinated Promissory Note.(23)

4.5	Form of Winsonic Digital Media Group, Ltd. Warrant Certificate. (23)

10.1	Form of Employment Agreement entered into with each of Roger Paglia, Jon Jannotta, Benedict Paglia, and Bernard Grossman on October 1, 2001. (1)

10.2	Service Agreement by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated as of July 18, 2003. (3)

10.3	Stock Purchase Agreement by and between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated as of July 18, 2003. (3)

10.4	Addendum to the Existing Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated December 11, 2003. (3)

10.5	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated January 27, 2004. (3)

10.6	Amendment Agreement between Media and Entertainment.com, Inc. and Winsonic Holdings, Ltd., dated March 29, 2004. (3)

10.7	Subcontractor Master Consulting Agreement with C1[2], Inc., dated December 10, 2004. (5)

10.8	Joint Marketing and Development Agreement with C1[2], Inc., dated December 10, 2004. (5)

10.9	Modification of the Master Purchase Agreement between C1[2] and Winsonic Holdings, dated December 10, 2004. (5)

10.10	Shareholder Agreement dated October 6, 2004, by and among Media and Entertainment.com, Inc., Winston Johnson, Nana Yalley and Jon Jannotta. (6)

10.11	Form of Exchange Agreement. (6)

10.12	Memorandum of Understanding dated February 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Native American Television Network, Inc. (7)

10.13	Letter of Agreement dated as of March 1, 2005, by and between Winsonic Digital Media Group Ltd. and The Titan Network, LLC. (7)

10.14	Memorandum of Understanding dated March 12, 2005, by and between Winsonic Digital Media Group, Ltd. and Proactive Media Group, Inc. (7)

10.15	Agreement dated March 17, 2005, by and between Winsonic Digital Media Group, Ltd. and Lantern Hill Capital. (7)

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

10.19	Standard Industrial/ Commercial Multi-Tenant Lease - dated January 10, 2005, by and between Beverly Lion LLC and Winsonic Digital Media Group. (9)

10.20	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson. (9)

10.21	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Jon Jannotta. (9)

10.22	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Nana Yalley. (9)

10.23	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect dated August 22, 2004. (9)

10.24	Service schedule for (3) LinkSM Global Wavelength Service - IRU dated August 17, 2004. (9)

10.25	Contract with Sun Micro Systems as a Sun iForce Partner dated May 24, 2005. (9)

10.26	Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and Winsonic Digital Media Group, Ltd., dated October 12, 2005. (10)

10.27	Binding Employment Offer Letter dated November 2, 2005 by and between Winsonic Digital Media Group, Ltd. and Eric D. Young. (11)

10.28	Sublease Agreement between Rogers Telecom, Inc. and Winsonic Digital Media Group, Ltd., dated May 17, 2006. (14)

10.29	Lease Agreement between Winsonic Digital Media Group, Ltd. and JT Communications, LLC, dated June 22, 2006. (14)

10.30	Binding Employment Offer Letter dated June 7, 2006 by and between Winsonic Digital Media Group, Ltd. and Joseph Morris as COO. (15)

10.31	Separation Agreement and Release dated December 9, 2005 by and between Winsonic Digital Media Group, Ltd. and Nana Yalley. (16)

10.32	Consulting Agreement by and between FraserNet, Inc. and Winsonic Digital Media Group, Ltd., dated July 28, 2006. (17)

10.33	Employment Agreement by and between Jeffrey Burke and Winsonic Digital Media Group, Ltd., dated August 8, 2006. (17)

10.34	Employment Agreement by and between Lamar Williams and Winsonic Digital Media Group, Ltd., dated August 4, 2006. (17)

10.35	Employment Agreement by and between Gary Peterson and Winsonic Digital Media Group, Ltd., dated August 9, 2006. (17)

10.36	Employment Agreement by and between Darrin Johnson and Winsonic Digital Media Group, Ltd., dated August 14, 2006. (17)

10.37
Amendment to Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and Winsonic Digital Media Group, Ltd., dated February 23, 2006. (18)

10.38	Interconnection Agreement between BellSouth Telecommunications, Inc. and Winsonic Digital Media Group, Ltd., dated September 27, 2006. (19)

10.39	Memorandum of Understanding between Winsonic Digital Media Group, Ltd., Winsonic Digital Cable Systems Network, Ltd. and James E. Thomas, dated October 2, 2006. (19)

10.40	Telecom/Office Lease Agreement between Bank Building Limited Partnership, LLC and Winsonic Digital Media Group, Ltd., dated as of February 8, 2007. (22)

10.41	First Amendment to Telecom/Office Lease Agreement between Bank Building Limited Partnership, LLC and Winsonic Digital Media Group, Ltd., dated as of February 8, 2007. (22)

14.1	Code of Business Conduct and Ethics. (3)

16.1	Letter from Chavez and Koch dated March 31, 2005. (8)

16.2	Letter from DeJoya & Griffith, Changes in Registrant’s Certifying Accountant dated March 10, 2005. (12)

*21.1	List of subsidiaries of Registrant.

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
_______________
* Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Incorporated herein by reference to the Registrant’s Form 10-SB12G filed on January 17, 2001.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(4)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 30, 2004.

(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 17, 2004.

(6)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 filed October 19, 2004.

(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 31, 2005.

(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 31, 2005.

(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 18, 2005.

(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 14, 2005.

(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 16, 2006.

(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed May 16, 2006.

(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed June 27, 2006.

(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed June 29, 2006.

(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed July 25, 2006.

(17)	Incorporated herein by reference to the Registrant’s Form 8-K filed August 24, 2006.

(18)	Incorporated herein by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2006.

(19)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 4, 2006.

(20)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 3, 2006.

(21)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 22, 2006.

(22)	Incorporated herein by reference to the Registrant’s Form 8-K filed February 14, 2007.

(23)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, filed January 6, 2006

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed and paid to our independent auditors, DeJoya & Griffith, for each of our last two fiscal years are as follows:

	2006		2005
Audit Fees		$93,000		$45,000
Audit-Related Fees	$	- 0 -	$	- 0 -
Tax Fees	$	- 0 -	$	- 0 -
All Other Fees	$	- 0 -	$	- 0 -

We do not currently have in place audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Registrant)

June 21, 2007	By:	/s/ Winston Johnson
Winston Johnson CEO and CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Winsonic Digital Media Group, Ltd.
Atlanta, Georgia

We have audited the accompanying balance sheets of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005, and from inception (September 10, 2002) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Winsonic Digital Media Group, Ltd. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, and from inception (September 10, 2002) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered losses from operations, current liabilities exceed current assets, and accumulated deficit of $20,693,839 all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

May 22, 2007

F1

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2006 & 2005

	Dec 31, 2006	Dec 31, 2005
ASSETS

ASSETS:

Cash	$3,506	$-
Accounts receivable	464,612	-
Prepaid expense	67,667	16,476
Inventory	5,387	-
Construction in process	254,640	-
Total current assets	795,812	16,476

Fixed assets:
Computer equipment	1,114,994	977,669
Infrastructure	158,400	158,400
Software	89,970	82,899
Furniture & fixtures	84,503	36,682
Automobiles	74,631	-
Equipment and tools	44,935	-
Less: accumulated depreciation	(784,318)	(614,194)
Total fixed assets	783,115	641,456
		-
Goodwill	984,291	-
Other assets	25,000	-
TOTAL ASSETS	$2,588,218	$657,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$2,859,371	$2,094,824
Bank overdraft	-	14,468
Billings on construction in process	489,261	-
Accrued payroll and related taxes	2,138,152	1,353,053
Legal settlement liabilities	775,000	1,020,000
Loans payable	347,743	383,357
Loans payable -related party	414,555	435,398
Derivative liability related to convertible debentures	339,450	82,483
Warrant liability related to convertible debentures	300,420	23,406
Convertible debentures	257,469	1,095,114
Share notes, net of debt discount totaling $794,784 and $46,212, respectively	507,524	27,525
Current portion of long term liabilities	90,197	-
Total current liabilities	8,519,142	6,529,628

Long term debt	44,822	-

TOTAL LIABILITIES	8,563,964	6,529,628

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively.	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 49,578,057 and 40,204,556 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively.	49,578	40,205
Additional paid-in capital	13,609,264	6,517,807
Common stock advance for future services	(48,175)	-
Common stock payable	1,107,426	20,000
Accumulated deficit during development stage	(20,693,839)	(12,449,708)
Total stockholders' deficit	(5,975,746)	(5,871,696)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,588,218	$657,932

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

F2

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 & 2005
AND FROM INCEPTION (SEPTEMBER 10, 2002) TO
DECEMBER 31, 2006

	For the years ended December 31,		Inception (September 10, 2002) to
	2006	2005	December 31, 2006
REVENUE	$759,495	$-	$817,306

COST OF GOODS SOLD	498,739	441,204	1,647,899

GROSS PROFIT	260,756	(441,204)	(830,593)

EXPENSES:
Selling, general and administrative	1,800,055	1,089,455	5,910,152
Payroll expense	1,892,273	172,823	2,065,096
Payroll expense - related party	2,014,714	1,336,502	3,903,158
Consulting services - related party	352,029	945,334	2,423,297
Depreciation expense	162,622	344,720	1,058,297
Total expenses	6,221,693	3,888,834	15,360,000

OPERATING LOSS	(5,960,937)	(4,330,038)	(16,190,593)

OTHER INCOME/(EXPENSES):
Interest expense and finance costs	(882,765)	(1,198,096)	(3,139,183)
Interest expense - related party	(294,165)	-	(294,165)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(942,757)	1,422,048	27,428
Legal settlement costs	(198,000)	-	(1,218,000)
Interest income	-	473	730
Other income (loss)	34,493	-	119,944
Total other income/(expenses)	(2,283,194)	224,425	(4,503,246)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(8,244,131)	(4,105,613)	(20,693,839)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(8,244,131)	$(4,105,613)	$(20,693,839)

Basic weighted average number of common shares outstanding	44,454,006	34,529,012

Net loss per basic and diluted common share	$(0.19)	$(0.12)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

F3

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 & 2005 AND FROM INCEPTION (SEPTEMBER 10, 2002) TO DECEMBER 31, 2006

	For the years ended December 31				Inception (September 10, 2002) to
	2006		2005		December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(8,244,131)		$(4,105,613)	$(20,693,839)
Adjustments to reconcile net loss
to net cash used by operations:
Depreciation		162,622		344,720	1,058,297
Accretion of principal and interest related to convertible debentures		806,517		1,073,547	1,917,935
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities		942,757		(1,422,048)	(27,428)
Stock based employee expenses		1,167,419		1,732,402	4,396,634
Operating expenses paid with stock, options and warrants		1,036,822		-	1,036,822
Operating expenses paid by note payable		60,000		-	60,000
Interest expense paid with stock		185,621			185,621
Interest accrued and added to notes		179,561		-	179,561
Forgiveness of accrued interest - Digital Services International, Inc.		-		152,592	152,592
Change in operating assets and liabilities:
Increase in accounts receivable		(273,829)		-	(273,829)
Increase in prepaid expenses		(48,871)		(16,476)	(65,347)
Decrease in deposit		-		82,490	-
Increase in work in process		(224,676)		-	(224,676)
Increase in other assets		(25,000)			(25,000)
(Decrease) increase in bank overdraft		(14,468)		14,468	-
Increase in accounts payable and accrued expenses		734,392		580,201	3,072,687
Increase in accrued payroll and related taxes		1,546,801		862,132	3,190,508
Increase in billings in excess on work in process		346,940		-	346,940
Increase in legal settlement liabilities		205,000		-	1,225,000
Decrease in interest payable		-		(101,640)	-
Net cash used in operating activities		(1,456,523)		(803,225)	(4,487,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisition		16,670		-	16,670
Purchase of fixed assets		(192,814)		(27,341)	(1,448,464)
Net cash used in investing activities		(176,144)		(27,341)	(1,431,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable		15,678		30,567	435,251
Payment on loans payable		(23,335)			(23,335)
Proceeds from loan payable - related party		114,985		140,000	938,711
Payment on loan payable - related party		(117,970)		(160,000)	(277,970)
Payment on note payable - Digital Services International, Inc.		-		(5,000)	-
Proceeds from convertible debentures		-		200,000	1,203,250
Proceeds from sharenotes		1,646,815		188,250	1,646,815
Proceeds from common stock issued		-		-	2,000,100
Net cash (used in) provided by financing activities		1,636,173		393,817	5,922,822

NET (DECREASE) INCREASE IN CASH		$3, 506		$(436,749)	$3,506

CASH, BEGINNING OF PERIOD		-		436,749	-

CASH, END OF PERIOD		$3,506		$-	$3,506

SUPPLEMENTARY INFORMATION:
Interest paid		$47,124		$-	$47,124
Income taxes paid		$-		$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$			$820,000	$820,000
Forgiveness of salary payable to officer		$432,644		$270,000	$702,644
Forgiveness of payroll tax for officer	$			$20,655	$20,655
Issuance of common stock as deposit on lease obligation	$			$250,000	$250,000
Issuance of common stock as payment on notes payable - related party		$80,000		$231,000	$311,000
Issuance of common stock and warrants for salary payable		$329,058	$		$515,679
Issuance of common stock upon conversion of debentures		$1,523,186		$118,000	$1,641,184
Issuance of common stock for legal settlement		$450,000			$450,000
Adjustment to paid in capital for Accumulated Depreciation		$-		$281,481	$281,481
Issuance of common stock and stock payable as payment for subsidiaries acquired		$939,528	$		$939,528

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

F4

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

							Common
							Stock	Accumulated
							Advance	Deficit
					Additional	Common	for	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Future	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Services	Stage	Deficit

Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	-	-	$-	$-

Reverse Merger - Reacquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	$-	(10,000,000)	$-	$-	-	-	$-	$-
									$
Issuance of common stock to founder for services	-	$-	6,004,200	$6,004	$-	-	-	$-	$6,004

Balance, September 10, 2002 (Recasted)	-	$-	6,004,200	$6,004	$-	-	-	$-	$6,004

Issuance of stock warrants (December 26, 2002)	-	$-	-	$-	$-	990,600	-	$-	$990,600

Net loss	-	$-	-	$-	$-	-	-	$(647,417)	$(647,417)

Balance, December 31, 2002 (Restated)	-	$-	6,004,200	6,004	-	990,600	-	(647,417)	349,187

Issuance of stock warrants	-	$-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	$-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	-	6,004,200	6,004	-	2,000,100	-	(2,553,301)	(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

F5

Issuance of common stock in satisfaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	$-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	$-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	$-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	$-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock founder to relieve related party note payable due him, at $0.33 average price per share	-	$-	700,000	700	230,300	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	$-	500,000	500	164,500	-	-	-	165,000

F6

Issuance of common stock for services, $0.70 average price per share	-	$-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	$-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share	-	$-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	$-	925,927	926	249,074	(250,000)	-	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	$-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	$-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	$-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

F7

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-		131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	$-	40,204,556	$40,205	$6,517,807	20,000	-	$(12,449,708)	$(5,871,696)

Issuance of common stock in accordance with mutual general release and settlement agreement at $0.50 average price per share	-	-	900,000	900	449,100	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	3,184,899	3,185	633,795	-	-	-	636,980

Shares issued to employee for services	-	-	500,000	500	4,500	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	168,902

Issuance of stock to employees	-	-	750,000	750	299,250	-	-	-	300,000

Issuance of common stock subject to conversion of option for services at $0.39 average price per share	-	-	82,051	82	31,918	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	1,167,419	-	-	-	1,167,419

Discount allocated to warrant on convertible debt	-	-	-	-	1,248,688	-	-	-	1,248,688

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	605,479	-	-	-	605,479

F8

Fair market value of options to purchase shares of common stock at $0.01 to $0.53 per share, issued to consultants for financial consulting services	-	-	-	-	197,847	-	-	-	197,847

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	399,919

Issuance of stock to shareholder in repayment of funds loaned to Company at $0.53 per share	-	-	489,850	490	259,129	-	-	-	259,619

To record forgiveness of debt by related party	-	-			6,000	-	-	-	6,000

Issuance of shares upon exercise of convertible notes at $0.40 per share	-	-	2,153,010	2,153	859,051	-	-	-	861,204

Issuance of common stock subject to conversion of option for services at $0.65 per share	-	-	89,231	89	57,911	-	-	-	58,000

Fair market value of shares issued to financial consultant for services at fair market value ranging from $0.01 to $0.53 per share	-	-	410,000	410	160,940	-	(42,875)	-	118,475

Shares issued upon exercise of warrant by consultant at $0.01 per share	-	-	300,000	300	2,700	-	-	-	3,000

Shares issued as repayment of loans valued at $0.40 and $0.21 per share	-	-	62,504	62	24,940	-	-	-	25,002

Discount of beneficial conversion feature on convertible notes	-	-	-	-	97,475	-	-	-	97,475

F9

Forgiveness of salary by related party	-	-	-	-	32,725	-	-	-	32,725

Fair market value of warrants issued to employees for services	-	-	-	-	324,058	-	-	-	324,058

Fair market value of warrants issued as interest payment for cash advance	-	-	-	-	44,163	-	-	-	44,163

Fair market value of shares issued for consulting services at $0.40 per share	-	-	40,000	40	15,960	-	-	-	16,000

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	630,626	-	-	630,626

Stock to be issued for consulting services	-	-	-	-	-	316,800	(5,300)	-	311,500

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	140,000	-	-	140,000

Net loss	-	-	-	-	-	-	-	(8,244,131)	(8,244,131)

Balance, December 31, 2006	-	$-	49,578,057	$49,578	$13,609,264	$1,107,426	$(48,175)	$(20,693,839)	$(5975,746)

F10

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

For accounting purposes, the Winsonic Transaction is considered to be a capital transaction in substance, rather than a business combination. As a result, the Winsonic Transaction is treated in the accompanying financial statements as the equivalent of the issuance of shares by a private company (Winsonic Holdings) for the non-monetary assets of a non-operational public company (Media and Entertainment.com), accompanied by a recapitalization. The accounting treatment for the Winsonic Transaction is similar to that of a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of the Private Company. All shares included in the Statement of Stockholders' Deficit have been presented as if the acquisition had occurred at the date of inception of the Private Company, September 10, 2002.

The shares of common stock of the Public Company outstanding prior to the merger -i.e., 24 million shares - have been shown in the accompanying financial statements as a recapitalization of the Company as of October 7, 2004.

As part of the Agreement and Plan of Reorganization, the Public Company issued a total of 8 million shares of its common stock. Of these 8 million shares, approximately 2 million shares were issued to various creditors of the Private Company in accordance with exchange agreements between those creditors and the Private Company.

The Company is a media distribution solutions company which historically has focused on distributing digital content to the public and providing high-speed, high-quality, low-cost solutions that enable users to view, interact, and listen to all types of audio, online video and digital TV in full screen format.

During fiscal year 2006, Winsonic holds a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”), and DV Photo Shop, Ltd., (the “Store”). These actions represent a series of strategic investments in new markets and new services that expand the offerings of the Company while complimenting our existing business. Together with our existing digital distribution platform, comprised of the Winsonic Digital Cable Systems Network, Ltd.’s network, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally-located utilities, project management, telephone, internet, audio/video and digital TV.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of December 31, 2006, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

F11

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The attached consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Basis of Presentation

Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

Definition of Fiscal Year:

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents:

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk:

The Company maintains its cash and cash equivalents in bank accounts in two financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of December 31, 2006, the Company did not have any accounts with balances in excess of the insured balances. As of December 31, 2006 and December 31, 2005, the Company had a balance of $3,657 and ($14,467), respectively, in its cash accounts. Currently, cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable:

Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectibility. Should management determine that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected will be provided. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At December 31, 2006 and December 31, 2005, there was no reserve for doubtful accounts.

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

F12

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

During the years ended December 31, 2006 and 2005, the Company granted options for 7,159,304 and 1,250,000 shares of common stock, respectively, to employees. Of these granted options, 4,058,506 and 2,369,041 vested during the periods ended December 31, 2006 and 2005, respectively. For the vested portion, there was a related accrual of compensation expense of $356,973 and $472,957 for the respective periods ended 2006 and 2005. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Black-Scholes estimate includes the following assumptions, risk free rate of return of 4.5% and 3.5%; no dividend yield, volatility factors of the expected market price of the Company’s common stock of 197% to 149%; with a weighted average expected life of 3 years for the $1.00 warrant and 1 year for the $0.01 warrant.

Prior to December 15, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for stock options issued to employees. Under APB Opinion No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applied SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black Scholes option pricing model.

Employee Agreements effective as of October 8, 2004, provided for the grant of 3,000,000 incentive or non-statutory stock options for three officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with the date of the employment agreement. The agreements are terminable at will with or without cause.

Subsequently, on December 9, 2005, Nana Yalley entered into a separation agreement with the Company, thereby rendering his employment agreement with the Company, signed October 8, 2004, null and void. In this separation agreement, Mr. Yalley agreed to a reduction of his stock options to purchase common stock of the Company from 1,000,000 to 500,000 shares. These options are vested and immediately exercisable for five years from the date of the grant at $1.00 per share. Mr. Yalley’s 500,000 stock options were valued using the Black Scholes valuation model, and recorded at $131,068 as of December 31, 2005, in accordance with SFAS No. 123(R) “Accounting for Stock Based Compensation.”

Per an employment agreement dated November 5, 2005, Mr. Eric Young was named Chief Operating Officer and Chief Financial Officer of the Company. Mr. Young received stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share, which would vest equally over a twelve-month period effective with the date of the employment agreement. Additionally, Mr. Young received stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01 per common share. The stock options vest one-third immediately, one-third at the closing of the next round of funding or January 1, 2006, whichever is earlier, and the remaining one-third when the Company’s common stock resumes trading on the OTCBB per the terms of his employment agreement.

F13

In prior years, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following pro forma information summarizes the effect on earnings for the twelve-month periods ended December 31, 2005, had the Company followed SFAS No. 123(R) for the earlier period:

For the Year Ended December 31,
2005
Net Income (Loss) as Reported	$(4,105,613)
Add: Stock-based non-employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(797,610)

Net Income (loss) Pro forma	$(4,903,223)
Pro forma earnings (loss) per share	$(0.14)

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free rate of 4.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 189% to 194%; and weighted-average expected life of the options of three years (for options issued at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).

The Company’s Employee Stock Option activity for the years ended December 31, 2006 and 2005 is presented below:
	December 31, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	3,750,000	$0.84	3,000,000	$1.00
Granted or committed	7,159,304	0.61	1,250,000	0.41
Exercised	(600,000)	0.01	-	-
Cancelled	(1,000,000)	1.00	(500,000)	-
Outstanding - End of Period	9,309,304	$0.68	3,750,000	$0.80
Exercisable - End of Period	5,577,547	$0.78	3,119,041	$0.84

Future stock compensation expense related to the above stock options outstanding is $1,441,840 and the weighted average period over which the expense is expected to be recognized is 8.72 months.

F14

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

Depreciation expense for the years ended December 31, 2006 and December 31, 2005 was $162,622 and $344,720, respectively.

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

Revenues and Expenses Recognition:

Revenues for the Company will be recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred

Tytess, a subsidiary of the Company, has elected to recognize revenue on a percentage of contract completion method. This method requires Tytess to do progress billings based upon completion of preset milestones. Revenues and expenses for each milestone are recognized as each milestone has been completed.

AI, another subsidiary of the Company, has elected to recognize revenue on a completed contract method, due to the short duration of its contracts. The completed contract method requires AI to defer revenue and expense recognition until the contract has been substantially completed.

Revenues for the Store will be recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs:

The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the years ended December 31, 2006 and 2005.

Research and Development Costs:

Research and development costs are charged to expenses as incurred. There were no research and development costs incurred for the years ended December 31, 2006 and 2005.

F15

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

Recently Issued Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of FIN 157 will have on its financial statements. Based on the analysis done so far, we do not expect SFAS 157 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) and SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”). SFAS 158 requires the recognition of an asset or liability for the overfunded or underfunded status of all defined benefit plans included in our 2006 year-end financial statements. The Company does not have a defined benefit plan currently and we do not expect SFAS 158 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. We do not expect FIN 48 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

Recognized financial assets and financial liabilities unless a special exception applies

Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

Non-financial insurance contracts

F16

Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

SFAS 159 will be effective for fiscal years beginning after November 2007 with early adoption possible but subject to certain requirements. We do not plan early adoption and we do not expect a material impact on our financial statements from the eventual adoption of SFAS 159.

NOTE 3 - MERGERS AND ACQUISITIONS

During the year ended December 31, 2006, the Company acquired three subsidiaries, which include purchases of Automated Interiors, LLC on April 18. 2006, Tyess Design and Development, Inc. on November 2, 2006 and DV Photo Shop on November 20, 2006. The purchases were facilitated by the issuance or the promise to issue common stock of the Company, as follows:

	Purchase Price	Shares Issued	Unissued Shares	Other Consideration
Automated Interiors, LLC	$168,902	411,956	-	-
Tytess Design and Development	$630,626	-	1,146,593	-
DV Photo Shop	$200,000	-	241,379	$60,000 (a	)

(a)	Convertible Note Payable issued, convertible at $0.58 per share.

Automated Interiors:

Effective as of April 18, 2006, the Company purchased the membership interests of AI for 411,956 shares of restricted common stock, valued at $0.41 per share for a total price of $168,902.

AI was established on November 17, 2003 in the State of Georgia, and has offices and design facilities located in Atlanta, Georgia. AI designs and engineers the installation of electronic components to facilitate “smart” buildings. It has partnered with developers and builders who now offer structured wiring in newly constructed homes and buildings as a result of a dramatic increase in broadband use and consumer demand for the latest technological innovations in home and security automation. AI’s operations are centered primarily in the Southeast region of the United States. AI has, through December 31, 2006, utilized the services of independent subcontractors for staffing needs. Consistent with the business plan of AI, the operations have started to employ, subsequent to December 31, 2006, the core staff. The employees are being employed through at-will employment agreements, which may include offers of equity as part of the incentive to be employed. Due to the training and the expected growth of the business, management feels that it will become progressively more important for AI to retain experienced staff.

The purchase price was allocated as follows:

Net tangible assets acquired	$65,131
Intangible assets acquired	-
Goodwill	103,771
Total purchase price	$168,902

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$20,511
Accounts receivable	190,783
Fixed assets	66,532
Other assets	6,775
Current liabilities	(87,569)
Long-term liabilities	(131,901)
Net tangible assets acquired	$65,131

F17

Tytess Design and Development:

Effective as of November 2, 2006 the Company purchased the ownership rights of the sole shareholder in Tytess for 1,146,593 shares of restricted common stock, valued at $0.55 per share, for a total purchase price of $630,626. Tytess thereby became a wholly owned subsidiary of the Company.

Tytess was incorporated on May 16, 2003 in the State of Georgia, and has offices and design facilities located in Atlanta, Georgia. The operations of Tytess, consisting of contracts for the building of two residential homes and one church facility, were transferred to the corporation from a partnership at the time of the acquisition. Tytess designs, engineers and provides project management services for construction projects, primarily buildings. In addition to the construction projects currently being designed and managed by Tytess, the combined operation of Tytess and Winsonic have successfully contracted with a major telephone network to design (architectural and engineering services) and manage the construction and installation of telephone infrastructure and the design and deployment of network services. Tytess will also provide engineering services to facilitate the deployment of telecommunication services being offered by the Company and the Company’s network. Tytess’s operations are centered primarily in the Southeast region of the United States. Tytess has, to date, utilized the services of independent subcontractors for staffing needs.

The purchase price was allocated as follows:

Net tangible assets (liabilities) acquired	$(90,141)
Intangible assets acquired	-
Goodwill	720,767
Total purchase price	$630,626

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$(3,840)
Accounts receivable	-0-
Fixed assets	10,075
Other assets	25,510
Current liabilities	(121,886)
Long-term liabilities	-0-
Net tangible assets (liabilities) acquired	$(90,141)

DV Photo Shop:

On November 20, 2006 the Company purchased the net assets of DV Photo Shop. The net assets and operations acquired were transferred to a new Georgia corporation and the name was changed to Winsonic Digital Store, Ltd. The net assets were purchased for 241,379 shares of restricted common stock, valued at $0.58 per share and a convertible note payable of $60,000, for a total purchase price of $200,000. The note is convertible into shares of the Company’s restricted common stock at $0.58 per share.

The store has its only retail facilities located in Atlanta, Georgia. The operations of the store, included an urban retail store located in downtown Atlanta, which specialized in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The Store, of which the Company is now a one hundred percent (100%) equity owner, will offer the same products and services it offered before the acquisition; however, its future offerings will include music downloads, digital photo depot, on-line storage, video conferencing, content development, a music lab for mixing and mastering, and film, video and photo editing.

The purchase price was allocated as follows:

Net tangible assets acquired	$40,247
Intangible assets acquired	-
Goodwill	159,753
Total purchase price	$200,000

F18

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$5,387
Accounts receivable	-0-
Fixed assets	34,860
Current liabilities	-0-
Long-term liabilities	-0-
Net tangible assets acquired	$40,247

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI and Tytess services, the expanded product offerings through the Store facilities, and the Winsonic product line. The Company will review Goodwill annually to determine if impairment has occurred, and if so, to what extent. As of December 31, 2006, there was no impairment cost recognized. Goodwill is not expected to be deducted for tax purposes.

The results of operations of AI, Tytess and the Store have been included in the Company’s consolidated financial statements subsequent to the date of each acquisition. The financial information in the table below summarizes the combined results of operations of the Company and AI. The operations of Tytess and the Store have not been included as they were immaterial to the operations of the Company, have an immaterial affect on the current operations of the consolidated group, and in the case of Tytess, was included in the operations of a private partnership. Further, the Company anticipates expanding the range of services and products to be offered by both Tytess and the Store to include those which are synergistic with the business plan of the Company and the value attributed to the acquisition price.

On an unaudited pro forma basis, the combined information represents the combined operations of the Company and AI, as though both of the companies had been combined as of the beginning of each of the periods presented:

	For the twelve months ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Total pro forma revenues	1,182,000	1,017,000
Pro forma net loss	(9,324,000)	(3,942,000)
Pro forma net loss per share - basic and diluted	0.21	0.11
Reported net loss	(9,374,000)	(4,105,613)

NOTE 4 - STOCKHOLDERS’ EQUITY

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

During fiscal year 2003, the Company committed 820,000 shares of common stock as part of a payable of $820,000 for shares of stock valued at $1.00 per share to a company as part of the consideration for purchase of computer equipment and infrastructure valued at $1,667,000. The remaining balance of $847,000 has been financed through a promissory note payable. (See “Note 10 - Loans Payable.”)

F19

During fiscal year 2003, the Company issued 189,500 stock warrants, of which 87,000 were issued to one individual for consulting services, and 102,500 were issued to four individuals for cash, all with a conversion price of $1.00 per share.

During fiscal year 2004, the Company issued 6,004,200 shares of common stock to the Chairman/CEO for past services.

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

During fiscal year 2005, the Company issued 252,745 shares of common stock to a private limited partnership. The Company issued 94,615 of these shares at $1.30 per share during January, 91,463 of these shares at $0.82 per share in March, and 66,667 of these shares at $0.68 per share in June, all pursuant to a warrant exercisable at $0.07 per share. The warrant had been issued as compensation to certain professional advisors for services rendered during 2004. These 2005 issuances were made pursuant to a “cashless exercise” of a warrant where the warrant holder received a reduced number of shares of common stock upon conversion based on the current market value of the stock. For January 2005, the warrant holders received 94,615 shares of stock and contributed 5,385 shares valued at $1.30 per share worth $7,000 (the cost of their warrants). For September, the warrant holders received 91,463 shares and contributed 8,537 shares valued at $0.82 per share, worth $7,000 (the cost of their warrants). For June, the warrant holders received 66,667 shares of common stock and contributed 8,333 shares valued at $0.68 per share, worth $5,666 (the cost of their warrants).

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

During fiscal year 2005, the Company issued 700,000 shares of common stock to its founder to relieve related party loan payable due him valued at $231,000 or $0.33 average price per share. (See “Note 5 - Related Party Transactions” for further details regarding this transaction.)

F20

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share. (See “Note 5 - Related Party Transactions” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 900,000 shares of common stock to two consultants for services valued at $630,000 or $0.70 average price per share.

During fiscal year 2005, the Company issued 225,000 shares of common stock to two consultants for services valued at $108,000 or $0.48 average price per share.

During fiscal year 2005, the Company issued 590,000 shares of common stock to four investors in satisfaction of convertible debenture obligations of $118,000 at $0.20 average price per share. (See “Note 11 - Convertible Debentures” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 925,927 shares of common stock to its landlord for lease deposits valued at $250,000 or $0.27 average price per share.

During fiscal year 2005, the Company issued 820,000 shares of common stock to one company as a result of conversion of common stock payable valued at $820,000 or $1.00 per share.

During fiscal year 2005, the Company credited additional paid-in capital for a $281,481 adjustment to accumulated depreciation for the return of computer equipment, infrastructure and software. (See “Note 9 - Property And Equipment, Net” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer for the net vested value of $185,000. (See “Note 5 - Related Party Transactions” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded common stock payable for 818,182 common shares valued at $270,000 or $0.33 average price per share to an officer per a separation agreement,. (See “Note 8 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued salary to an officer per a separation agreement by crediting additional paid in capital for $270,000. (See “Note 8 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued payroll taxes for an officer per a separation agreement by crediting additional paid in capital for $59,982. (See “Note 8 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of stock options to purchase 500,000 shares of the Company’s common stock per a separation agreement valued at $131,068 at December 31, 2005, using the Black Scholes valuation method. (See “Note 2 - Summary of Significant Accounting Policies” and “Note 8 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the forgiveness of interest expense of a related party by crediting additional paid in capital for $152,592. (See “Note 10 - Loans Payable” for further detail regarding this transaction).

The Company issued 900,000 shares of its common stock during the quarter ending March 31, 2006. These 900,000 shares issued in the first quarter of 2006, were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to stockholders’ equity were valued at $450,000. (See “Note 6 - Summary of Significant Legal Proceedings” for further details.)

During 2006, the Company issued 3,184,899 shares of its common stock at $0.20 per share in connection with conversions of various convertible notes payable that had been issued during the year.

F21

During April 2006, 500,000 shares of common stock were issued to the former chief financial officer of the Company in connection with employment incentive options, which were granted to him in connection with his employment during 2005. In accordance with the accounting treatment under SFAS No. 124(R) and SFAS No. 125, the Company had previously recognized compensation expenses of $185,000 upon the grant and vesting of the options during the fourth quarter of 2005 and the first quarter of 2006.

In April 2006, the Company issued 411,956 shares of its common stock for the acquisition of Automated Interiors at $0.41 per share.

During the quarter ended June 30, 2006, the Company issued 411,956 shares of common stock at $0.41 per share as consideration for the acquisition of all of the outstanding equity of AI. Also, in connection with the acquisition of AI and as an employment incentive, the Company issued 750,000 shares of common stock, valued at $0.40, to five key employees of AI during April 2006.

In May 2006, 82,051 shares of restricted common stock were issued at $0.39 per share pursuant to a “cashless exercise” of options held by an advisor. The advisor had received options for services rendered during 2004. Based on the current market value of the stock, the option holder received a reduced number of shares of common stock upon exercise.

During the third quarter of 2006, the Company issued 489,850 shares of its common stock in repayment of funds loaned to the Company at $0.53 per share.

During the second, third and fourth quarters of 2006, the Company issued 2,153,010 shares of its common stock upon exercise of convertible notes at $0.40 per share.

During the third quarter of 2006, the Company issued 89,231 shares of its common stock upon the exercise of options issued for services at $0.65 per share.

During 2006, the Company issued 410,000 shares of its common stock to various financial consultants for services at fair market values ranging from $0.01 to $0.53 per share.

During 2006, the Company issued 300,000 shares of its common stock upon the exercise of a warrant issued to a consultant at $0.01 per share.

During 2006, the Company issued 62,504 shares of its common stock as repayment of various loans valued at $0.40 per share.

During December of 2006, the Company issued 40,000 shares of its common stock to a financial consultant, valued at $0.40 per share, whose services were employed to assist the Company in its financial reporting and disclosures.

During the first and second quarter of 2006, the Company raised additional proceeds of $504,200 and $310,000, respectively, through the issuance of 59 convertible notes with attached warrants to accredited investors in denominations of $1,000 to $100,000. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 13 - Subsequent Events” in the Notes to the Financial Statements.)
F22

During the third and fourth quarter of 2006, the Company raised proceeds of $250,000 and $759,192, respectively, through the issuance of 58 notes with attached warrants to accredited investors in denominations of $3,000 to $75,000. (For a more detailed discussion, see “Note 11 - Convertible Debentures” and “Note 13 - Subsequent Events” in the Notes to the Financial Statements.)

In November 2006, the Company committed to issue 1,146,593 shares of common stock in connection with the acquisition of Tytess.

In December 2006, the Company issued a $60,000 principal amount convertible promissory note which is convertible into the Company’s common stock convertible at a rate of $0.58 per share and an aggregate of 241,379 shares of the Company’s common stock in connection with the acquisition of the Store.

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Stock Warrants/Common Stock Payables

Certain stock warrants and common stock payables have been issued in exchange of cash proceeds, services and fixed assets at a conversion price of $1.00 per common share. The stock warrants have a life of three years.

The following table summarizes the Company’s stock warrants and common stock payable activity with a conversion price of $1.00:
	Number of Warrants/Common stock payable	Exercise Price
Balance as of September 10, 2002 (Inception)	-	$-
Warrants issued	990,600	1.00
Warrants canceled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2002	990,600	1.00
Warrants/stock payable issued	1,009,500	1.00
Warrants canceled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2003	2,000,100	1.00
Warrants issued	-	-
Warrants canceled/expired	-	-
Warrants exercised	(1,180,100)	1.00
Balance as of December 31, 2004	820,000	1.00
Warrants issued	-	-
Warrants canceled/expired	-	-
Common stock payable exercised	(820,000)	1.00
Balance as of December 31, 2005	-	$-

Certain detachable stock warrants have been granted related to convertible debentures discussed in Note 11 - Convertible Debentures.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of September 10, 2002	-	$-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2002	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants cancelled/expired	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,598,210	0.21
Warrants converted	-	-
Warrants cancelled/expired	-	-
Balance as of December 31, 2006	12,076,960	$0.25

F23

NOTE 5 - RELATED PARTY TRANSACTIONS

Officer’s Compensation

Officer’s compensation for services was $601,520 and $935,434, and was included in general and administrative expenses-related party as of December 31, 2006 and 2005, respectively.

Two individuals who acted as consultants prior to becoming officers of the Company received a total of 1,521,532 shares of common stock valued at $1,125,934. This value was included as consulting services-related party in the statement of operations for the year ended December 31, 2004.

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share.

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer, for the net vested value of $185,000.

During fiscal year 2006, the Company issued 2,825,000 options to officers and related parties of the Company allowing them to purchase common stock at prices of $0.01 and $1.00. During 2006, 1,503,864 options were vested. The value of the options was $576,338 and is included in the compensation reported above. Three of the related party employees also received 650,000 shares of stock valued at $260,000 based on fair market value of the shares.

Loans Payable - Related Party

During 2003, the Company received loans from related parties with a current balance of $36,419, bearing interest annually at 7%, in accordance with a loan agreement that the Company had executed. For the period from inception to December 30, 2003, the Company had accrued interest expense of $29,706 related to this note. During 2004, the loan of $36,419 was forgiven and included in 2004 operating results. The reversal of related accrued interest of $29,706 was also included in 2004 operating results.

F24

During 2006, the Company received two non-interest bearing convertible notes from an officer of the Company in the amounts of $78,192 and $1,793. Under the terms of the note, the officer has the option of converting the note into restricted shares of common stock at $0.20 per share. Subsequent to December 31, 2006 the note was converted to 399,924 restricted shares. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this transaction.)

Loan from Founder (2004)

As of December 31, 2004 the Company had a loan payable totaling $683,726 to the CEO, consisting of principal of $600,000, which was due September 3, 2004, plus 80,000 shares of common stock valued at $64,000, both payable to the CEO. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balance of $683,726 is $19,726 as of December 31, 2004.

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

During the fiscal year ended December 31, 2006, the Company accrued interest expense of $39,770. The Company made payments of $81,000 against the open balance of the note leaving a balance of $331,496 at December 31, 2006, consisting of principal of $224,000, 80,000 shares of common stock valued at $64,000 and accrued interest of $43,496.

Loan from Founder (2005)

On September 15, 2005, the CEO of the Company loaned the Company $80,000. As of July 20, 2006, the loan balance totaled $88,074, consisting of principal of $80,000 and accrued interest of $8,074. Under the terms of the loan, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. The principal portion of the loan was repaid with 400,000 shares of restricted stock issued on July 20, 2006 and $13,074 remains outstanding in accrued interest.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $775,000 and $1,020,000 for legal settlements was recorded as of December 31, 2006 and 2005, respectively. Other than as described below and in “Note 13 - Subsequent Events” of the Notes to the Financials, the Company is not currently involved in any legal proceedings that it deems to be material to its financial condition.

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

Prior to this suit, in February 2004, Mr. Collazo had commenced a lawsuit in Los Angeles Superior Court against the Company and its transfer agent seeking to remove the restrictive legend from the shares. The injunctive relief was denied and the court dismissed the complaint at Mr. Collazo’s request. In March 2004, the Company commenced a lawsuit in U.S. District Court, Clark Country Nevada (Case No. A480587) to enjoin the transfer of the shares. The Court issued an Order on March 19, 2004, enabling Mr. Collazo to sell 30,000 shares of common stock and issued a temporary restraining order with regard to the remaining 370,000 shares, provided the Company posted a bond for the entire amount of $424,000. The Company’s principals chose not to pledge personal assets as collateral for the bond, and the Nevada action was dismissed.

F25

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

On March 16, 2006, the Company issued 900,000 restricted shares valued at $450,000 to Mr. Collazo in settlement of this matter. However, this matter remains unresolved, as Mr. Collazo is seeking to have the Company reissue the 900,000 shares without restrictions.

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

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

Yellowbrix, Inc. filed a collection suit against Media and Entertainment.com regarding an alleged contract authorized by the former CEO of Media and Entertainment.com. The pending lawsuit amount in dispute is $19,800, which was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of the fiscal years ended December 31, 2006 and 2005.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285 in dispute was expensed in 2005 and accrued within accounts payable of the Company as of December 31, 2006. The $90,000 in attorney fees has also been expensed and accrued.

F26

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no significant action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of September 30, 2006 and 2005. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, plaintiff could enforce the entire amount sought in the complaint -i.e., $100,769. As of December 31, 2006, the Company has accrued an additional $25,000 accounts payable to reflect the breach.

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

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of the fiscal years ended December 31, 2006 and 2005. On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of December 31, 2006. On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of the date of this report, no significant action has been taken in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This is an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which he asserts he is entitled to pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004. (For further background information on this matter, see “Item 3. Legal Proceedings, Collazo vs. Media and Entertainment.com.”)

On June 22, 2006, the Company filed its answer to the unverified complaint denying each allegation and asserting various affirmative defenses, including, failure to state a claim, waiver, ratification, etc. On July 17, 2006, Mr. Lefkowitz filed an offer to compromise requesting that the Company agree to a judgment in his favor in the amount of $120,000. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

F27

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

On November 7, 2006, the Company, through local counsel in the State of Nevada, filed responses to the complaint on behalf of itself and the stock transfer agent, whom the Company has agreed to indemnify in this action. On November 13, 2006, Mr. Yalley filed a Motion for Partial Summary Judgment; Ex Parte Request for Order Shortening Time, wherein he requested that the Court hear his motion as soon as possible, and order the Company to remove the restrictive legends from his shares. The Company filed an opposition to this request soon thereafter and Mr. Yalley filed a reply to the opposition on December 13, 2006. During the hearing which was scheduled for December 19, 2006, the Court ordered the Company to remove the restrictive legends from Mr. Yalley’s shares, but did not set any particular deadline to do so. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

Eric Young vs. Winsonic Digital Media Group, Ltd.

On November 29, 2006, the Company was notified by legal counsel for Mr. Eric Young, a former financial officer of the Company, that Mr. Young would be seeking compensation and severance for accounting services rendered during 2005 and 2006. (See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

NOTE 7 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company has recognized $817,000 of revenues, and has had accumulated losses of approximately $20,694,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On October 8, 2004, the Company entered into binding offer letters with Winston Johnson, as Chairman and CEO, Jon Jannotta, as President and Nana Yalley, as Executive Vice President. Under the terms of employment, Messrs. Johnson, Jannotta and Yalley were to receive base salaries of $290,000, $270,000 and $270,000 per annum, respectively, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Each officer was eligible for annual incentive bonuses based on performance. The agreements were terminable at will with or without cause (as defined in the respective offer letters).

The employment agreements of October 8, 2004 also provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for the three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

F28

On December 9, 2005, Mr. Yalley entered into a separation agreement with the Company, which nullified and voided his October 8, 2004 employment agreement with the Company. Pursuant to the separation agreement, Mr. Yalley agreed to a reduction to 500,000 stock options in lieu of the 1,000,000 options he was to receive under the 2004 agreement.

Additionally, on June 13, 2006, Jon Jannotta resigned from his position as President of the Company; however, he continued to serve as a member of the Board of Directors of the Company until his resignation from the Board on February 7, 2007. Mr. Jannotta has agreed to forgive all accrued salary as well as the 1,000,000 options he had received pursuant to the employment agreement. (See “Item 12 - Certain Relationships and Related Transactions” for further details.)

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurred first. Mr. Young was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined therein). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. 10% of the options vested immediately upon the signing of the employment agreement and the remaining options were to vest at the rate of 1/12th per month for 12 months. In addition, upon his execution of the employment agreement, Mr. Young received additional options to purchase 750,000 shares of common stock of the Company valued at $438,883, at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 vested at the closing of the next round of financing or January 1, 2006, whichever occurred earlier, and the remaining 1/3 would vest when the Company’s Common Stock resumed trading on the OTCBB. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities. The Company is currently in litigation with Mr. Young concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock valued at $53,329,at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months.

Effective August 8, 2006, Jeffrey L. Burke succeeded Mr. Yalley as Executive Vice President of the Company. Mr. Burke's base salary is $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s Common Stock valued at $481,492, at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months.

Options granted to officers of the Company beginning September 10, 2002 were treated in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized. . For stock options and warrants issued as compensation and reported in periods beginning after December 15, 2005, the Company applies SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date (using option pricing models), and recognizing the cost over the period during which the services are provided (vesting period). (See “Note 2 - Summary of Significant Accounting Policies,” for further details regarding stock options issued to employees of the Company.)

F29

In addition to the employment agreements with the officers and directors, the Company also signed employment agreements with 48 other employees. Under the terms of these agreements, the Company has committed to compensation expenses of approximately $4,075,000, of which $956,000 will be deferred until the Company has completed its next round of financing and its common stock is traded on the OTCBB.

During fiscal year 2006, the Company issued 2,875,000 options to these employees, allowing them to purchase common stock at prices of $0.01 and $1.00. During 2006, 2,554,641 options vested, which were valued at $554,023.

SERVICE AGREEMENTS

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

Consulting Contracts

During the first quarter of 2006, the Company engaged a financial consultant to assist management with accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 150,000 shares of the Company’s restricted Common Stock at $0.28 per share, based upon the completion of certain milestones. Additionally, during the first quarter, the Company contracted with three consultants to perform services. The Company has issued 125,000 options, exercisable at $0.01 per share to one of the consultants as consideration for financial planning services rendered. (The options were subsequently converted during the third quarter). 150,000 warrants were also issued, exercisable at $0.01 per share for services performed in assisting the Company in locating and securing office space under favorable terms; and 10,000 warrants exercisable at $0.01 were issued to a financial consultant for services rendered in assisting with accounting matters. The Company has recorded an expense of $130,106, based upon the fair market value of the vested warrants.

During the second quarter of 2006, the Company entered into consulting agreements with three contractors. The first agreement was executed on April 12, 2006 between the Company and a financial consultant, who was engaged to assist the Company with its accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 25,000 shares of the Company’s restricted Common Stock at $0.50 per share, based upon the completion of certain milestones. The milestones were accomplished by September 30, 2006, and the Company has accrued expense of $9,359 based upon the fair market value of the vested warrants. The second agreement, which was executed on May 26, 2006 for strategic and long-term financial advisory services, provided for the issuance of 185,000 shares of common stock of the Company. The agreement had a three-month term, and the Company issued the shares to the consultant on August 23, 2006. The shares, when issued were valued at the market price of the Company’s stock, at the date of the agreement, in the amount of $48,100, ($0.26 per share) of which the Company recognized consulting expenses of $19,867 during the second quarter and the remaining balance of $28,233 in the third quarter. (See “Item 5 - Market for Common Equity and Related Stockholder Matters” for further details.) The third agreement was executed on June 12, 2006 between the Company and Dennis James for switch management and consulting services. The agreement has an indefinite term; but can be terminated by either party upon 30 days written notice. Additionally, it provides for a minimum of ten (10) hours per week and includes an hourly fee of $25.00.

F30

During the third quarter of 2006, the Company entered into three consulting agreements. The first agreement was executed on July 28, 2006 for business development and financial advisory services in exchange for 150,000 shares of the Company’s Common Stock. The agreement has a one year term. The second agreement, which was executed on August 1, 2006 for strategic and long-term financial advisory services, has a six-month term and provides for the issuance of 60,000 shares of the Company’s Common Stock. To date, the stock has not been issued to the consultant. Also during the third quarter, the Company issued 75,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at $0.28 per share as consideration for consulting services rendered during 2006. The warrants and stock have been included in selling, general and administrative expense for the third quarter, $155,110 being charged to expense.

On October 17, 2006, the Company entered into a consulting agreement with Coral Capital Partners, in which Coral agreed to provide various reports and opinions on a number of issues, including the merger between Winsonic Holdings, Ltd. and Winsonic Digital Cable Systems, Ltd. and Media and Entertainment, Inc. As compensation for the services provided, the Company agreed to compensate Coral Capital a fee equal to $75,000, of which included a note to Coral Capital for $60,000, as well as, the issuance of 40,000 shares of the Company’s Common Stock in lieu of the remaining $15,000 cash. The shares issued to Coral Capital Partners carry “piggy back” registration rights allowing their inclusion in the shares to be registered should an appropriate registration statement be planned. The agreement has an indefinite term; but can be terminated by either party upon written notice. Additionally, it provides for all reasonable out-of-pocket expenses limited to no more than $1,000 per month, unless approved in writing by the company. The stock was issued to the consultant on December 19, 2006. Additionally, during October, the Company retained the services of a software engineer to provide services and expertise in developing special applications for the Company. As part of his engagement, the Company agreed to issue 500,000 shares of restricted stock to him. The obligation was recognized during the fourth quarter when the commitment was made and the expense, based upon the fair market value of the stock at the time of the issuance was included in the operating results. Finally, during December of 2006, the Company secured the services of one of the directors. As inducement to join the board of directors, the Company issued 150,000 shares of restricted common stock. The shares and options issued during the fourth quarter were included in the operations and the selling, general and administrative expenses were charged $301,000.

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

Network Operations and Office Lease Agreements

Centennial Tower Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of rentable space. The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia and will be used as the Company’s corporate headquarters to house its executives and general, clerical and administrative personnel.

F31

Under the terms of the lease, the Company was obligated to make rental payments for the 2006 fiscal year in the amount of $188,045. Thereafter, the Company is required to make annual rental payments to the landlord in the following amounts:

Year ending December 31,

2007	$424,942
2008	$435,659
2009	$446,646
2010	$457,931
2011	$469,560
2012 through 2016	$2,219,935

There is no option to renew this lease. Notwithstanding the foregoing, the monthly base rent was abated for 6 months following the commencement date of the lease, provided there is no default by the Company under the lease.

Concurrently with the execution of the Lease, the Company issued a Fixed Price Secured Convertible Note in the principal sum of $250,000 representing an increased security deposit requirement bearing simple interest at 9% per annum, payable monthly in arrears in cash or registered stock at the Company’s option, from December 1, 2005 through the earlier of (a) the maturity date, i.e., June 1, 2006, (b) the prepayment date, i.e., the date on which the outstanding principal amount of the Note is repaid in full prior to the maturity date, or (c) the date on which the outstanding principal amount of the Note is automatically converted.

On October 12, 2005, the Company paid $16,476 as deposit on the office space. On December 14, 2005, the note was converted into 925,927 shares of the Company’s common stock valued at $250,000 or $0.27 per share.

The lease agreement was amended on February 23, 2006, to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,800.

55 Marietta Street Office Lease Agreements

On May 17, 2006, the Company entered into a Sublease Agreement with Rogers Telecom Inc., wherein the Company leased a portion of the 16th floor of the building located at 55 Marietta Street, Atlanta, Georgia 30303. The lease commenced on June 1, 2006 and continues through April 29, 2007, the day before the due date of the master lease. The Company will use the space to house one of its telecom switches and to demonstrate the functionality of its telecom equipment. The space provides the Company exposure for the typical high-end automation and communication equipment. The Company is obligated to pay monthly rents of $8,397 per month through April 30, 2007.

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. Under the lease, the Company will make monthly rental payments in the amount of $1,350 for the first year; $1,418 in the second year; and $1,488 in the third year of the lease.

On February 8, 2007, the Company entered into a direct lease agreement with Bank Building Limited Partnership, the original landlord to Rogers Telecom, for approximately 12,080 square feet of rentable space located at 55 Marietta Street in Atlanta, Georgia. This lease commences on May 1, 2007, two days after the expiration of the sublease between the Company and Rogers Telecom, and expires on April 30, 2017. However, the landlord has agreed to provide the Company with access to the premises for the limited purpose of making improvements. An improvement allowance of $123,000 has been provided to the Company, of which the unused portion after May 1, 2008 may be applied to base monthly rental at the Company’s sole option.

Upon execution of the lease, the Company remitted to the landlord a security deposit in the amount of $17,566 and first month’s rental payment in the amount of $8,778. Thereafter, the Company is obligated to make monthly rental payments in the amount of $8,778 from May 1, 2007 to February 28, 2008; $17,566 from March 1, 2008 to April 30, 2012; and $19,127 from May 1, 2012 through termination. In addition to the monthly rent, the Company is responsible for its share of the operating expenses, utilities, taxes and other costs and expenses associated with the leased premises.

F32

The Company will use this space to operate our network operations, data center, broadcast controls, switch site and application development lab. In addition, the space shall be utilized by the Company to house its network services billing and provisioning departments and for training its current and future staff.

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

F33

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

NOTE 9 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of December 31:

	2006	2005
Computer Equipment	$1,114,994	$977,669
Infrastructure	158,400	158,400
Software	89,970	82,899
Furniture & Fixtures	84,503	36,682
Automobile	74,631	-
Equipment & Tools	44,935	-
Total Fixed Assets	1,567,433	1,255,650
Less: Accumulated Depreciation	(784,318)	(614,194)
Total Property and Equipment, Net	$783,115	$641,456

F34

In December 2005, the Company renegotiated its equipment purchase agreement and related Note Payable with Digital Service International (“DSI”). After receiving a $5,000 payment on the Note, and in exchange for the return pledged equipment, DSI agreed to forgive the remaining $842,000 of the Note Payable.

Depreciation expense for the years ended December 31, 2006 and 2005 was $162,622 and $344,720, respectively.

NOTE 10 - LOANS PAYABLE

The Company had loans outstanding of $347,728 and $383,357 as of December 31, 2006 and December 31, 2005, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	December 31, 2006	December 31, 2005
Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. During 2006, the Company and the creditors agreed to convert three of the notes into 6% convertible debenture with an attached warrant. The exchanged debentures and the warrants are both exercisable at $0.40 per share. ( See Note 11 - Convertible Debentures). Currently five of the original notes are still are delinquent. No interest has been accrued upon the remaining notes.	$111,000	$198,500
6.00%	A loan consisting of principal of $108,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of December 31, 2006 and 2005 is $19,723 and $6,780, respectively.	127,723	121,261
6.00%	A loan consisting of principal of $40,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of December 31, 2006 and 2005 is $9,020 and $6,626, respectively.	49,020	46,626
Unstated	A loan consisting of principal of $16,970. The principal was repaid during 2006 via an issuance of common stock to the creditor. The loan has no stated interest rate, repayment terms or maturity date. No interest was imputed during either 2006 or 2005.	-	16,970
Unstated	The Company issued a promissory note to a financial consultant in connection with services rendered advising the Company on public market issues. The note is non-interest bearing, with no repayment terms or maturity date. No interest was imputed during 2006..	60,000	-
	Total Loans Payable	$347,743	$383,357

Long Term Liabilities: Effective as of April 18, 2006, the Company acquired the net assets of AI, including long term liabilities of $131,901 The long term liabilities are due to an officer of AI representing cash he advanced to AI operations and the obligations for two vehicles purchased by AI. Following is a summary of AI’s long-term debt at December 31, 2006, with current maturities determined based upon the net reduction of debt arising from AI making the minimum agreed-to payments.

F35

December 31,
2006
15.25% loan payable to an officer for the purchase of a vehicle; monthly payments of $575 through August 2011, secured by the vehicle purchased.	$23,129
19.50% loan payable to an officer for the purchase of a vehicle; monthly payments of $897 through January 3, 2011, secured by the vehicle purchased.	30,940
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950
Total long term debt	135,019
Less: Current portion of long-term debt	(90,197)
Net Long Term Debt	$44,822

Under the terms of the loans described above, AI is obligated to pay at least the following principal amounts in the years specified below:

Year	Amount
2007	90,197
2008	10,719
2009	12,796
2010	14,413
2011	6,894
Total	$135,019

NOTE 11 - CONVERTIBLE DEBENTURES

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

During the third quarter of 2006, following the expiration of the extension of the maturity dates of the 2004/2005 Agreements (i.e., June 30, 2006), all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. One note holder has requested that he be repaid in cash. The Company has continued to calculate interest on the notes through December 31, 2006 and subsequently, up to the date of conversion (or in one case, repayment), which was determined to be the date that the note holders signed their conversion agreements. The Company has, based upon the notes and the accrued interest, issued a total of approximately 2,153,011 shares of its restricted common stock.

F36

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, as of December 31, 2006, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature of the note, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as “derivative liability”). As of December 31, 2006, the contingency in share pricing which caused the determinate share calculation was resolved with the final conversion agreements for all but two of the note holders. During 2006, the Company transferred the derivative and warrant liabilities to paid-in capital. The following table summarizes the remaining embedded derivatives at December 31, 2006:

	December 31
	2006	2005
Derivative liability	$339,450	$82,483
Warrant liability	300,420	23,406
Convertible debentures	257,469	1,095,114
Subtotal	897,339	1,201,003
Adjustment of derivative and warrant liability to fair value	27,428	970,185
Less: Accretion of principal and interest related to convertible debentures	90,233	(1,156,188)
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	103,673	80,114
Less: Notes and interest converted	(861,204)	-
Total Convertible debentures	257,469	1,095,114
Less: Current portion of convertible debentures	(257,469)	(1,095,114)
Total Non-current Convertible Debentures	$-	$-

2005/2006 Debentures: During the third quarter of 2005 and during 2006, the Company entered into a series of agreements with accredited investors, wherein the Company borrowed $1,835,064 and issued convertible debentures with detachable warrants to the creditors. The debentures, which include interest of 6.0%, are due in 12 months, and are convertible into Company stock at $0.20 per share for notes issued for cash and $0.40 per share for notes issued to the five creditors converting the outstanding notes. Additionally, the creditors also received a warrant, which is exercisable for a period of three years and can be exercised at $0.20 (and $0.40 per share for the converted notes). During the third quarter of 2005, the Company placed six convertible debentures ranging in value from $15,000 to $53,000, individually, and with a total principal amount of $188,250. During the fourth quarter of 2005, the debentures were converted into 590,000 restricted shares of common stock, and $118,000 in debentures was retired. At December 31, 2005, the balance of the notes outstanding was approximately $73,737 - which represented interest of $3,487 and principal of $70,250.

During 2006, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during 2005. During 2006, the Company raised $1,835,064 through the issuance of 123 debentures ranging in value from $1,000 to $100,000. During 2006, 40 of the investors elected to exercise the conversion feature of the notes and converted $632,477 in principal plus accrued interest into 3,162,385 shares of restricted common stock.

At December 31, 2006, the Company has outstanding 79 convertible debentures (sharenotes). The total includes 74 notes exchanged for cash, 3 notes exchanged for short-term loans, 1 note exchanged for an account payable and 1 note issued as part of the acquisition of DV Photo. The combined notes represented a principal balance of $1,302,308.

F37

Additionally, the Company has issued detachable warrants which are attached to the convertible notes and provide the note holders with the right to subscribe to shares of restricted common stock at the $0.20 (and $0.40 for the warrants attached to the notes issued to the five creditors). The total shares available for issue under the terms of the warrants as of December 31, 2006 is 9,539,460 shares in exchange for investments of $2,011,642. The Warrants will expire during the period of July 5, 2008 through December 29, 2009.

The following table summarizes the outstanding notes and warrants:

	Convertible Notes		Warrants
Summary of 2005/2006 Debentures & Warrants	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$-	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	941,250
Proceeds received during 2006	1,646,815	8,234,075	-	8,234,075
Accounts payable and loans converted to convertible notes	176,577	467,584	-	364,135
Conversions during 2006	(632,477)	(3,162,385)	-	-
Accrued Interest	41,143	212,110	-	-
Total outstanding at December 31, 2006	$1,302,308	6,102,634	$-	9,539,460

The Company has determined that the Notes contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $3,890,310 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 189%; risk free interest rate of 4.5%; dividend yield of 0%; and a three year term. The face amount of the Notes (i.e., $1,982,642) was proportionately allocated to the Notes and the Warrants in the amount of $702,953 and $1,269,863, respectively. The Notes proportionate allocation factor was then further allocated between the Notes and the beneficial conversion feature, which the entire remaining value of $702,953 was allocated to the beneficial conversion feature. The combined total value of the Warrants and the beneficial conversion feature amounting to $2,011,641 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the Notes. For the year ended December 31, 2006, the Company amortized a total of $405,660. The discounts and amortization are summarized in the following table:

	December 31, 2006	December 31, 2005
BCF discount to Paid in capital	$(702,953)	$(79,365)
Warrant Discount to Paid in capital	(1,248,688)	(108,885)
Proceeds from convertible debentures	2,011,641	188,250
Subtotal	60,000	-

Deduct value converted to common stock	(734,250)	(118,000)
Total discount to accrete	1,277,391	70,250

Interest expense on convertible debentures - Amortized	(405,660)	(24,038)
Interest expense on convertible debentures - Accrued	(41,864)	(3,487)
Convertible debt from acquisition not subject to accretion	(60,000)	-
Total Current Liability	$(507,524)	$(27,525)

F38

Defaults on Convertible Debentures

As of June 30, 2006, and subsequently, the Company had several of their convertible notes mature without conversion or repayment. During the fourth quarter, nineteen note holders converted their notes and three notes totaling $230,000 currently remain in default.

NOTE 12 - EQUITY INVESTMENT

Native American Television Network, Inc.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2006 and 2005.

The expected value of the investment to the Company is based upon the promising mutually beneficial opportunities that exist between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community; however, there are currently no signed agreements in place. NATVN is currently negotiating with representatives of the potential digital-services subscribers; however, contractual agreements with the potential subscribers have not been secured. Without the agreement in place, the final number of subscribers to be serviced, the actual services to be provided (i.e. cable television, digital television, advertising revenues, telephony services, and high-speed internet) and the prices to be charged for the services are not certain.

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

NOTE 13 - SUBSEQUENT EVENTS

Convertible Notes and Other Financing Agreements

During 2007, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during 2005 and 2006. Through May 22, 2007, the Company raised $548,000 through the issuance of 23 convertible debentures ranging in value from $5,000 to $250,000. The debentures have various due dates and provide for warrants totaling 1,965,000 shares.

F39

The Company also raised funds from another investor, due 6-27-07 in the amount of $40,000. The loan agreement provides for payment of the $40,000 and issuance of 200,000 shares of stock.

In addition, the founder of the Company has raised capital and has loaned an additional $262,530 to the Company. As a condition of the capital raised, the Founder has assigned or committed to assign 2,068,333 of his personal shares. These shares are repayable by the Company to the Founder.

Marketing Agreement with Point Source, LLC

On February 6, 2007, the Company, Winsonic Diversity, and Point Source, LLC, a construction and engineering firm specializing in residential developments in the southeast region (“Point Source”), entered into a Marketing Agreement, wherein, Point Source was appointed by the Company as its non-exclusive marketing agent for a period of twenty (20) years.

Under the Agreement, Point Source will market the Company’s products and services to corporations and businesses using its network of affiliations with builders, developers, contractors, banks, accountants, lawyers, politicians and senior executives of corporations; and will reasonably ensure that, for all projects owned and managed by it for which the Company is selected and agrees to provide a particular product and/or service, the Company will be the exclusive provider of said product/service for that particular project. As consideration for its services, the Company agreed to pay to Point Source a twenty percent (20%) commission of the net profits from all sales referred by Point Source for the life of the service agreement between the Company and the referred customer.

Service Agreements

Tytess Design and Development, Inc.

On February 27, 2007, Tytess executed a design and construction agreement with a couple for the design and renovation of their 3200 square foot single-family home located in Lithonia, Georgia. The contract provides for a $119,016 payment to Tytess in accordance with a specific draw schedule.

Automated Interiors, LLC

During January and February of 2007, AI executed three agreements with three Georgia developers. Under these agreements, AI agreed to provide materials and labor for the construction and installation of various home automated entertainment and security systems, including phone lines, surround sound, key pads, motion and volume controls, etc. These agreements are valued at $137,239, and are payable to AI in accordance with various schedules identified by AI.

Winsonic Diversity, LLC

On February 15, 2007, Winsonic Diversity and Verizon Services Corporation (“Verizon”) executed a 2-year Construction Services Agreement, wherein Winsonic Diversity has agreed to serve as a general contractor for Verizon in the construction of facilities at various sites. This agreement will permit Verizon to employ the services of Winsonic Diversity on a nonexclusive basis for services identified in the agreement; however, Verizon may, by Authorization Letter, order additional services not listed in the agreement, at prices quoted to Verizon in writing. Under the agreement, Verizon shall compensate Winsonic Diversity at the rates quoted by Winsonic Diversity for each specific service and/or skill set.

Additionally, on February 28, 2007, Winsonic Diversity executed a General Architectural and Engineering Services Agreement with Verizon to provide architectural & engineering and site analysis services to Verizon for a period of one (1) year; however, said agreement is automatically renewable for subsequent one year periods at each annual anniversary. Under the agreement, Winsonic Diversity will design, engineer and construct cell sites on raw land, existing cell cite structures and roof top additions.

F40

Legal Proceedings

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

The January 26th 2007 mediation scheduled in this matter was canceled and the Court ordered the parties to either settle the claim or prepare for trail to be held some time in May 2007. The parties entered into a settlement agreement on May 4, 2007, wherein the Company agreed to issue 200,000 unrestricted shares to Plaintiff and $160,000 in installments, which would be discounted upon the sale of the stock. As of the date of this filing, the Company has not made any payments, nor has it issued any stock to the Plaintiff. Other than as described herein, no other significant events have occurred in this matter as of the date of this report.

Yalley vs. Winsonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed October 13, 2006)

In January of 2007, the restrictions were removed from Mr. Yalley’s shares. On March 19, 2007, the Court granted Mr. Yalley’s motion to amend his complaint to include allegations of breach of contract, and the amended complaint was filed on March 20, 2007. The Company’s response was filed on April 6, 2007, and included a counter-claim for fraud against Mr. Yalley. The Company’s position is that Mr. Yalley deliberately withheld critical information from the Company during the negotiations of the reverse merger with Media and Entertainment.com and participated in fraudulent acts immediately preceding and after the merger. Other than as provided herein, no other significant events have occurred in this matter as of the date of this filing.

Young v. Winsonic Digital Media Group (Superior Court of Georgia, Fulton County - Complaint filed January 11, 2006)

On January 16, 2007, the Company was served with a summons and complaint in a breach of contract action brought by Eric Young, a former Chief Financial Officer and Director of the Board of Directors of the Company. Mr. Young seeks damages totaling $354,784, which includes $103,934 in unpaid wages, $50,850 in unpaid consulting fees and an additional $200,000 in severance payments. The Company filed its response and counterclaim on February 12, 2007, wherein, it asserted claims that included breach of fiduciary duty and breach of contract. As of the date of this filing no significant action has been taken in this matter.

McKinney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - Complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527.34 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of December 31, 2006. The Company filed its answer to the complaint and defenses on May 15, 2007. As of the date of this filing no significant action has been taken in this matter.

Network and Facilities Lease

On February 8, 2007, the Company entered into a Telecom/Office Lease Agreement and First Amendment to Lease agreement with Bank Building Limited Partnership for approximately 12,080 square feet of rentable space located at 55 Marietta Street in Atlanta, Georgia.

The term of the lease shall commence on May 1, 2007 and expires on April 30, 2017. However, the landlord has agreed to provide the Company with access to the premises for the limited purpose of making improvements. An improvement allowance of $123,000 has been provided to the Company, of which the unused portion after May 1, 2008 may be applied to base monthly rental at the Company’s sole option.

Under this lease, the Company is required to remit to the landlord, upon execution of the lease, a security deposit in the amount of $17,566 and first month’s rental payment in the amount of $8,778. Thereafter, the Company is obligated to make monthly rental payments in the amount of $8,778 from May 1, 2007 to February 28, 2008; $17,566 from March 1, 2008 to April 30, 2012; and $19,127 from May 1, 2012 through termination. In addition to the monthly rent, the Company is responsible for its share of the operating expenses, utilities, taxes and other costs and expenses associated with the Leased Premises.

The Company will use this space to operate WDCSN’s network operations, data center, broadcast controls, switch site and application development lab. In addition, the space shall be utilized by the Company to house its network services billing and provisioning departments and for training its current and future staff.

F41