Form 10QSB
period 2007-03-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2007-07-02
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number 000-32231

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	52-2236253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Marietta Street, Suite 2600
Atlanta, Georgia (Address of principal executive offices)	30303 (Zip Code)

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

The issuer had 49,578,057 shares of common stock outstanding as of June 27, 2007.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED) & DECEMBER 31, 2006 (AUDITED)

	Unaudited 3/31/2007	Audited 12/31/2006

ASSETS
ASSETS:

Cash	$-	$3,506
Accounts receivable	496,347	464,612
Prepaid expense	116,679	67,667
Inventory	4,236	5,387
Construction in process	228,957	254,640
Total current assets	846,219	795,812

Fixed assets:
Computer equipment	1,116,277	1,114,994
Infrastructure	158,400	158,400
Software	101,775	89,970
Furniture & fixtures	87,478	84,503
Automobiles	74,631	74,631
Equipment and tools	41,960	44,935
Less: accumulated depreciation	(820,354)	(784,318)
Total fixed assets	760,167	783,115

Goodwill	984,291	984,291
Other assets	27,500	25,000
TOTAL ASSETS	$2,618,177	$2,588,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$3,065,311	$2,859,371
Bank overdraft	160,251	-
Billings on construction in process	414,767	489,261
Accrued payroll and related taxes	3,038,988	2,138,152
Legal settlement liabilities	775,000	775,000
Loans payable	389,932	347,743
Loans payable -related party	664,909	414,555
Derivative liability related to convertible debentures	145,807	339,450
Warrant liability related to convertible debentures	112,967	300,420
Convertible debentures	260,588	257,469
Share notes, net of debt discount totaling $683,083 and $794,784, respectively	824,373	507,524
Current portion of long term liabilities	90,339	90,197
Total current liabilities	9,943,232	8,519,142

Long term debt	41,506	44,822

TOTAL LIABILITIES	9,984,738	8,563,964

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2007 and December 31, 2006.	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 49,578,057 shares issued and outstanding at March 31, 2007 and December 31, 2006.	49,578	49,578
Additional paid-in capital	14,399,695	13,609,264
Common stock advance for future services	(24,500)	(48,175)
Common stock payable	2,216,809	1,107,426
Accumulated deficit during development stage	(24,008,143)	(20,693,839)
Total stockholders' deficit	(7,366,561)	(5,975,746)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,618,177	$2,588,218

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 & 2006
AND FROM SEPTEMBER 10, 2002 (INCEPTION) TO
MARCH 31, 2007
(UNAUDITED)

	For the three months ended March 31,		September 10, 2002 (Inception) to
	2007	2006	March 31, 2007
REVENUE	$654,514	$-	$1,471,820

COST OF GOODS SOLD	499,657	-	2,147,556

GROSS PROFIT	154,857	-	(675,736)

EXPENSES:
Selling, general and administrative	497,206	215,720	6,407,358
Payroll expense	1,229,603	291,571	3,294,699
Payroll expense - related party	643,994	211,917	4,547,152
Consulting Services - related party	2,000	-	2,425,297
Depreciation and amortization expense	36,036	36,818	1,094,333
Total expenses	2,408,839	756,026	17,768,839

OPERATING LOSS	(2,253,982)	(756,026)	(18,444,575)

OTHER INCOME/ (EXPENSES):
Interest expense	(1,396,063)	(19,776)	(4,535,246)
Interest expense - related party	(45,355)	(17,283)	(339,520)
Legal Settlement Costs	-	(5,000)	(1,218,000)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	381,096	(595,825)	408,524
Interest income	-	211	730
Other income	-	-	119,944
Total other income/ (expenses)	(1,060,322)	(637,673)	(5,563,568)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,314,304)	(1,393,699)	(24,008,143)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,314,304)	$(1,393,699)	$(24,008,143)

Basic weighted average number of common shares outstanding	49,578,057	40,654,556

Net loss per basic and diluted common share	$(0.07)	$(0.03)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 & 2006
AND FROM SEPTEMBER 10, 2002 (INCEPTION) TO
MARCH 31, 2007
(UNAUDITED)

			September 10,
	For the three months ended		2002 (Inception)
	March 31,		to
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,314,304)	$(1,393,699)	$(24,008,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,036	36,818	1,094,333
Accretion of principal and interest related to convertible debentures	308,148	18,391	2,226,083
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(381,096)	595,825	(408,524)
Stock based compensation	610,931	115,984	5,007,565
Operating expenses paid with stock, options and warrants	-	-	1,036,822
Operating expenses paid by note payable	-	-	60,000
Interest expense paid with stock	-	-	185,621
Financing costs paid with stock payable	1,109,383	-	1,109,383
Amortization of common stock advances for future services	23,675	-	23,675
Interest accrued and added to notes	23,937	-	203,498
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Change in operating assets and liabilities:
Increase in accounts receivable	(31,735)	-	(305,564)
Increase in prepaid expenses	(49,012)	(17,247)	(114,359)
Decrease in inventory	1,151	-	1,151
Decrease (increase) in construction in process	25,683	-	(198,993)
Increase in other assets	(2,500)	-	(27,500)
Increase in advances to related company	-	(39,350)	-
Increase in accounts payable and accrued expenses	205,940	147,310	3,278,627
(Decrease) increase in billings on construction in process	(74,494)	-	272,446
Increase in accrued payroll and related taxes	900,836	226,687	4,091,344
Increase in legal settlement liabilities	-	5,000	1,225,000
Net cash used in operating activities	(286,919)	(304,281)	(4,774,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisitions	-	-	16,670
Purchase of fixed assets	(13,088)	(131,947)	(1,461,552)
Net cash used in investing activities	(13,088)	(131,947)	(1,444,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	160,251	(14,468)	160,251
Proceeds from loans payable	40,000	17,867	475,251
Payment on loans payable	-	-	(23,335)
Proceeds from loan payable - related party	242,530	16,478	1,181,241
Payment on note payable - related party	-	(28,000)	(277,970)
Payment on note payable	(5,278)	-	(5,278)
Proceeds from share notes	179,500	-	1,826,315
Proceeds from convertible debentures	-	504,200	1,203,250
Proceeds from common stock issued	-	-	2,000,100
Net cash provided by financing activities	617,003	496,077	6,539,825

NET (DECREASE) INCREASE IN CASH	(3,506)	59,849	-

CASH, BEGINNING OF PERIOD	3,506	-	-

CASH, END OF PERIOD	$-	$59,849	$-

SUPPLEMENTARY INFORMATION:
Interest paid	$2,104	$24,354	$49,228
Income taxes paid	$-	$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$-	$-	$820,000
Forgiveness of salary payable to officer	$-	$-	$702,644
Forgiveness of payroll tax for officer	$-	$-	$20,655
Issuance of common stock as deposit on lease obligation	$-	$-	$250,000
Issuance of common stock and stock payable as payment for subsidiaries acquired	$-	$-	$939,528
Issuance of common stock as payment on notes payable - related party	$-	$-	$311,000
Issuance of common stock and warrants for salary payable	$-	$-	$515,679
Issuance of common stock upon conversion of debentures	$-	$-	$1,641,184
Adjustment to paid in capital for Accumulated Depreciation	$-	$-	$281,481
Issuance of common stock for legal settlement	$-	$450,000	$450,000

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
 (UNAUDITED)

							Common	Accumulated
							Stock	Deficit
					Additional	Common	Advance for	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Future	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Services	Stage	Deficit
Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	$-	$-	$-	$-

Reverse Merger - Reacquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-	-	-	-	-	-

Issuance of common stock to founder for services	-	-	6,004,200	6,004	-	-	-	-	6,004

Balance, September 10, 2002 (Recasted)	-	$-	6,004,200	$6,004	$-	$-	$-	$-	$6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	$-	6,004,200	$6,004	$-	$990,600	$-	$(647,417)	$349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	$-	6,004,200	$6,004	$-	$2,000,100	$-	$(2,553,301)	$(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisfaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock founder to relieve related party note payable due him, at $0.33 average price per share	-	-	700,000	700	230,300	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	(250,000)	-	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-		131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	$-	40,204,556	$40,205	$6,517,807	$20,000	$-	$(12,449,708)	$(5,871,696)

Issuance of common stock in accordance with mutual general release and settlement agreement at $0.50 average price per share	-	-	900,000	900	449,100	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	3,184,899	3,185	633,795	-	-	-	636,980

Shares issued to employee upon exercise of warrant at $0.01 per share	-	-	500,000	500	4,500	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	168,902

Issuance of stock for services to employees	-	-	750,000	750	299,250	-	-	-	300,000

Issuance of common stock subject to conversion of option for services at $0.39 average price per share	-	-	82,051	82	31,918	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	1,167,419	-	-	-	1,167,419

Discount allocated to warrant on convertible debt	-	-	-	-	1,248,688	-	-	-	1,248,688

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	605,479	-	-	-	605,479

Fair market value of options to purchase shares of common stock at $0.01 to $0.53 per share, issued to consultants for financial consulting services	-	-	-	-	197,847	-	-	-	197,847

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	399,919

Issuance of stock to shareholder in repayment of funds loaned to Company at $0.53 per share	-	-	489,850	490	259,129	-	-	-	259,619

To record forgiveness of debt by related party	-	-			6,000	-	-	-	6,000

Issuance of shares upon exercise of convertible notes at $0.40 per share	-	-	2,153,010	2,153	859,051	-	-	-	861,204

Issuance of common stock subject to conversion of option for services at $0.65 per share	-	-	89,231	89	57,911	-	-	-	58,000

Fair market value of shares issued to financial consultant for services at fair market value ranging from $0.01 to $0.53 per share	-	-	410,000	410	160,940	-	(42,875)	-	118,475

Shares issued upon exercise of warrant by consultant at $0.01 per share	-	-	300,000	300	2,700	-	-	-	3,000

Shares issued as repayment of loans valued at $0.40 per share	-	-	62,504	62	24,940	-	-	-	25,002

Discount of beneficial conversion feature on convertible notes	-	-	-	-	97,475	-	-	-	97,475

Forgiveness of salary by related party	-	-	-	-	32,725	-	-	-	32,725

Fair market value of warrants issued to employees for services	-	-	-	-	324,058	-	-	-	324,058

Fair market value of warrants issued as interest payment for cash advance	-	-	-	-	44,163	-	-	-	44,163

Fair market value of shares issued for consulting services at $0.40 per share	-	-	40,000	40	15,960	-	-	-	16,000

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	630,626	-	-	630,626

Stock to be issued for consulting services	-	-	-	-	-	316,800	(5,300)	-	311,500

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	140,000	-	-	140,000

Net loss	-	-	-	-	-	-	-	(8,244,131)	(8,244,131)

Balance, December 31, 2006	-	$-	49,578,057	$49,578	$13,609,264	$1,107,426	$(48,175)	$(20,693,839)	$(5,975,746)

Incentive stock options for employees	-	-	-	-	610,931	-	-	-	610,931

Stock payable for financing costs	-	-	-	-	-	1,109,383	-	-	1,109,383

Amortization of common stock advance for future services	-	-	-	-	-	-	23,675	-	23,675

Discount allocated to warrant on convertible debt	-	-	-	-	109,542	-	-	-	109,542

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	69,958	-	-	-	69,958

Net loss	-	-	-	-	-	-	-	(3,314,304)	(3,314,304)

Balance, March 31, 2007	-	$-	49,578,057	$49,578	$14,399,695	$2,216,809	$(24,500)	$(24,008,143)	$(7,366,561)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Winsonic Digital Media Group, Ltd. (the “Company”) is a media distribution solutions company which historically has focused on distributing digital content to the public and providing high-speed, high-quality, low-cost solutions that enable users to view, interact, and listen to all types of audio, online video and digital TV in full screen format.

During 2006, the Company acquired a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”), and DV Photo Shop, Ltd. (“the “Store”). These actions represent a series of strategic investments in new markets and new services that expand the offerings of the Company while complimenting our existing business. Together with our existing digital distribution platform, comprised of the Winsonic Digital Cable Systems Network, Ltd. network, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally-located utilities, project management, telephone, internet, audio/video and digital TV.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of March 31, 2007, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006 and the supplementary information filed in connection with the acquisition of AI, including audited December 31, 2005 financial statements of AI. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

Concentration of Credit Risk:

The Company maintains its cash and cash equivalents in bank accounts in three financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of March 31, 2007, the Company did not have any accounts with balances in excess of the insured balances. As of March 31, 2007, the Company had a bank overdraft of $160,251. As of December 31, 2006, the Company had a balance in its cash accounts of $3,506. Currently cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable:

Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectibility. Should management determine that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected will be provided. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At March 31, 2007 and December 31, 2006, there was no reserve for doubtful accounts.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments. The carrying amounts of the Company’s financial instruments approximate their fair value due to their short-term nature.

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

During the three months ended March 31, 2007, the Company granted options for 2,475,000 shares of common stock to employees, and recorded a related compensation expense of $292,000 for the vested portion. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s Employee Stock Option activity for the three months ended March 31, 2007 is presented below:

	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding - Beginning of Period	9,309,304	$0.78	4,000,000	$1.00
Granted or committed	2,475,000	0.69	1,500,000	1.00
Exercised	-	-	-	-
Cancelled	(296,458)	0.55	-	-
Outstanding - End of Period	11,487,846	$0.69	5,500,000	$1.00
Exercisable - End of Period	7,009,033	$0.79	3,883,271	$1.00

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

In accordance with SFAS No. 123(R) titled "Share-based Payment," which was revised in 2004, the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.5%; no dividend yield; and volatility factors of the expected market price of the Company’s stock of 185% to 205%; and weighted average expected life of the options of three years (for options issued at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).  The determined fair value recognized in the three months ended March 31, 2007 was $610,931.

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

Revenues for the Store are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs:

The Company expenses all costs of advertising as incurred. There were no material advertising costs incurred for the three months ended March 31, 2007 and 2006.

Research and Development Costs:

Research and development costs are charged to expenses as incurred. There were no material research and development costs incurred for the three months ended March 31, 2007 and 2006.

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

Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. FIN 48 became effective for fiscal years after December 31, 2006. The Company has adopted FIN 48 beginning in 2007 and it had no material impact on the Company’s financial statements.

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

NOTE 3 - MERGERS AND ACQUISITIONS

During the year ended December 31, 2006, the Company acquired three subsidiaries, which include purchases of Automated Interiors, LLC on April 18, 2006, Tyess Design and Development, Inc. on November 2, 2006 and DV Photo Shop on November 20, 2006. The purchases were facilitated by the issuance or the promise to issue common stock of the Company, as follows:

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

Tytess Design and Development:

Effective as of November 2, 2006, the Company purchased the ownership rights of the sole shareholder in Tytess for 1,146,593 shares of restricted common stock, valued at $0.55 per share, for a total purchase price of $630,626. Tytess thereby became a wholly owned subsidiary of the Company.

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

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI and Tytess services, the expanded product offerings through the Store facilities, and the Winsonic product line. The Company will review Goodwill annually to determine if impairment has occurred, and if so, to what extent. As of March 31, 2007, there was no impairment cost recognized. Goodwill is not expected to be deducted for tax purposes.

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

On an unaudited pro forma basis, the combined information for March 31, 2006 and March 31, 2007 represents the combined operations of the Company and AI, as though both of the companies had been combined as of the beginning of each of the periods presented:

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Total pro forma revenues	313,012	425,527
Pro forma net loss	(3,232,781)	(1,317,703)
Pro forma net loss per share - basic and diluted	0.07	0.03
Reported net loss	(3,314,304)	(1,393,699)

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock:

During the quarter ended March 31, 2007 the Company did not issue any shares of its Common Stock.

Convertible Notes and Warrants:

Since inception the Company has issued convertible notes with detachable warrants to fund current operations and other transactions. The notes included interest of 6% and were due on various dates or upon the occurrence of certain events relating to the capital structure of the Company. To date, no warrants have been exercised. During the first quarter of 2007, the Company raised an additional $179,500 of proceeds in connection with a convertible note offering. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 12 - Subsequent Events.”)

The following table summarizes the Company’s detachable stock warrant activities for the period ending March 31, 2007:

	Number of Warrants	Exercise Price
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,598,210	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,076,960	0.25
Warrants issued	872,500	0.21
Warrants exercised	-	-
Balance as of March 31, 2007	12,949,460	0.24

NOTE 5 - RELATED PARTY TRANSACTIONS

Officers’ Compensation:

Officers’ compensation for services for the three-month periods ended March 31, 2007 and 2006 was $192,000 and $190,000. During the first quarter of 2007, the Company recorded the vesting of 260,667 shares of a common stock award for officers, for the net vested value of $97,600. (For further information, see “Note 2 - Summary of Significant Accounting Policies”). The compensation expense including vesting of common stock was included in payroll expense - related party.

Loans Payable - Related Party

During 2006, the Company received two non-interest bearing notes from an officer of the Company in the amounts of $78,192 and $1,793. Under the terms of the note, the officer had the right to demand repayment prior to September 29, 2007 and the Company had the right to repay the amounts by issuing shares of the Company’s restricted common stock at a per share price of $0.20. Subsequent to March 31, 2007 the officer requested repayment and the Company will issue 399,924 shares of restricted common stock in the third quarter of 2007. (See “Note 12 - Subsequent Events” of the Notes to the Financials for further details regarding this transaction.)

Loans from Founder:

2007: During the first quarter of 2007, the CEO of the company loaned $262,530 to the Company on an interest-free basis.

2006: During 2006, the CEO of the Company loaned $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of March 31, 2007.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. During the fiscal year 2006, the Company issued 400,000 shares to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The shares issued represented the security, which had been agreed to by the Company at the time of the original loan. The balance of the accrued interest at March 31, 2007 totaled $13,074.

2004: As of March 31, 2007 and December 31, 2006, respectively, the Company had a loan payable totaling $304,299 and $316,496 to the CEO which included principal of $189,000. The Company is also obligated to issue to the CEO 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of March 31, 2007 and December 31, 2006 was $51,299 and $43,496, respectively. During the first quarter of 2007, the Company paid $20,000 to the CEO against this loan.

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

Winsonic Diversity, LLC

On May 22, 2006, Winsonic Diversity, LLC (“Winsonic Diversity”) was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest. As of March 31, 2007, there has been no significant operations commenced by Winsonic Diversity.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $775,000 for legal settlements was recorded as of March 31, 2007 and December 31, 2006, respectively. Other than as described below, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285. An additional charge of $90,000 in attorney fees was entered in the judgment; however, the Company is negotiating a forgiveness of the attorney fees based on timely payment of the judgment. The $474,285 in dispute was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of March 31, 2007. The $90,000 in attorney fees has also been expensed and accrued.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no significant action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of March 31, 2007 and 2006. Pursuant to a Stipulation for Entry of Judgment, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. The stipulation also provided that, in the event of a breach by the Company, plaintiff could enforce the entire amount sought in the complaint -i.e., $100,769. As of March 31, 2007, the Company has accrued an additional $25,000 accounts payable to reflect the breach.

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

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of the three months ended March 31, 2007 and 2006. On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of March 31, 2007. On April 5, 2006, Crown filed a motion to change venue from Cobb County to Fulton County. On April 18, 2006, the Company, through its attorneys, filed an Answer contesting service, a Motion to Open Default and a Brief in Support of the Motion to Open Default. As of the date of this report, no significant action has been taken in this matter.

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

On January 26, 2007, mediation scheduled in this matter was cancelled and the Court ordered the parties to either settle the claim by April 17, 2007, or prepare for trial to be held some time in May 2007. (See “Note 11 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

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

In January of 2007, the restrictions were removed from Mr. Yalley’s shares. On March 19, 2007, the Court granted Mr. Yalley’s motion to amend his complaint to include allegations of breach of contract, and the amended complaint was filed on March 20, 2007. (See “Note 11 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

Eric Young vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed January 11, 2007)

On November 29, 2006, the Company was notified by legal counsel for Mr. Eric Young, a former financial officer of the Company, that Mr. Young would be seeking compensation and severance for accounting services rendered during 2005 and 2006.

On January 16, 2007, the Company was served with a summons and complaint in a breach of contract action brought by Eric Young, a former Chief Financial Officer and Director of the Board of Directors of the Company. Mr. Young seeks damages totaling $354,784, which includes $103,934 in unpaid wages, $50,850 in unpaid consulting fees and an additional $200,000 in severance payments. The Company filed its response to the complaint on February 12, 2007. As of the date of this filing no significant action has been taken in this matter.

McKenney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527.34 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of December 31, 2006. (See “Note 11 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

NOTE 7 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2007, the Company has recognized approximately $1,472,000 of revenues, and has had accumulated losses of approximately $24,008,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - PROPERTY AND EQUIPMENT.NET

The major classifications of property and equipment consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Computer equipment	$1,116,277	$1,114,994
Infrastructure	158,400	158,400
Software	101,775	89,970
Furniture & fixtures	87,478	84,503
Automobiles	74,631	74,631
Equipment and tools	41,960	44,935
Less: accumulated depreciation	(820,354)	(784,318)

Net Fixed Assets	$760,167	$783,115

Depreciation expense for the three-month periods ended March 31, 2007 and 2006 was $36,036 and $36,818, respectively. Depreciation expense from September 10, 2002 (Inception) to March 31, 2007 was $1,094,333.

NOTE 9 - LOANS PAYABLE

The Company had loans outstanding of $389,932 and $347,743 as of March 31, 2007 and December 31, 2006, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	March 31, 2007	December 31, 2006
Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. During 2006, the Company and the creditors agreed to convert three of the notes into 6% convertible debenture with an attached warrant. The exchanged debentures and the warrants are both exercisable at $0.40 per share. ( See Note 10 - Convertible Debentures). Currently five of the original notes are still are delinquent. No interest has been accrued upon the remaining notes.	$111,000	$111,000
6.00%	A loan consisting of principal of $108,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of March 31, 2007 and December 31, 2006 is $21,321 and $19,723, respectively.	129,321	127,723
6.00%	A loan consisting of principal of $40,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of December 31, 2006 and 2005 is $9,611 and $9,020, respectively.	49,611	49,020
Unstated	The Company issued a promissory note to a financial consultant in connection with services rendered advising the Company on public market issues. The note is non-interest bearing, with no repayment terms or maturity date. No interest has been imputed.	60,000	60,000
Unstated	A loan consisting of principal of $40,000 with no stated interest rate and a maturity date of June 25, 2007.	40,000	-
	Total Loans Payable	$389,932	$347,743

Long Term Liabilities: Effective as of April 18, 2006, the Company acquired the net assets of AI, including long term liabilities of $131,901. The long term liabilities are due to an officer of AI representing cash he advanced to AI operations and the obligations for two vehicles purchased by AI. Following is a summary of AI’s long-term debt at March 31, 2007, with current maturities determined based upon the net reduction of debt arising from AI making the minimum agreed-to payments.

March 31,
2007
15.25% loan payable to an officer for the purchase of a vehicle; monthly payments of $575 through August 2011, secured by the vehicle purchased.	$21,992
19.50% loan payable to an officer for the purchase of a vehicle; monthly payments of $897 through January 3, 2011, secured by the vehicle purchased.	28,903
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950
Total long term debt	131,845
Less: Current portion of long-term debt	(90,339)
Net Long Term Debt	$41,506

Under the terms of the loans described above, AI is obligated to pay at least the following principal amounts in the years specified below:

Year	Amount
2007	87,834
2008	10,719
2009	12,796
2010	15,282
2011	5,214
Total	$131,845

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

During the third quarter of 2006, following the expiration of the extension of the maturity dates of the 2004/2005 Agreements (i.e., June 30, 2006), all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. One note holder has requested that he be repaid in cash. The Company has continued to accrue interest on the notes through March 31, 2007 and subsequently, up to the date of conversion (or in one case, repayment), which was determined to be the date that the note holders signed their conversion agreements. The Company has, based upon the notes and the accrued interest, issued a total of approximately 2,153,011 shares of its restricted common stock.

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, as of March 31, 2007, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature of the note, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as “derivative liability”). As of March 31, 2007, the contingency in share pricing which caused the determinate share calculation was resolved with the final conversion agreements for all but two of the note holders. During 2006, the Company transferred the derivative and warrant liabilities to paid-in capital. The following table summarizes the remaining embedded derivatives at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Derivative liability	$145,807	$339,450
Warrant liability	112,967	300,420
Convertible debentures	260,588	257,469
Subtotal	519,362	897,339
Adjustment of derivative and warrant liability to fair value	408,524	27,428
Accretion of principal and interest related to convertible debentures	87,114	90,233
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	106,792	103,673
Less: Notes and interest converted	(861,204)	(861,204)
Total Convertible debentures	260,588	257,469
Less: Current portion of convertible debentures	(260,588)	(257,469)
Total Non-current Convertible Debentures	$-	$-

2005/2006/2007 Debentures: During the third quarter of 2005 and during 2006, the Company entered into a series of agreements with accredited investors, wherein the Company borrowed $1,835,064 and issued convertible debentures with detachable warrants to the creditors. The debentures, which include interest of 6.0%, are due in 12 months, and are convertible into Company stock at $0.20 per share for notes issued for cash and $0.40 per share for notes issued to the five creditors converting the outstanding notes. Additionally, the creditors also received a warrant, which is exercisable for a period of three years and can be exercised at $0.20 (and $0.40 per share for the converted notes). During the third quarter of 2005, the Company issued six convertible debentures ranging in value from $15,000 to $53,000, individually, and with a total principal amount of $188,250. During the fourth quarter of 2005, the debentures were converted into 590,000 restricted shares of common stock, and $118,000 in debentures was retired.

During 2006, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during 2005. During 2006, the Company raised $1,646,815 through the issuance of 123 debentures ranging in value from $1,000 to $100,000. During 2006, 40 of the investors elected to exercise the conversion feature of the notes and converted $632,477 in principal plus accrued interest into 3,162,385 shares of restricted common stock.

In the three month period ended March 31, 2007, the Company raised additional funds via issuance of convertible debentures under the same terms as the previous debentures issued. In this period, the Company raised $179,500 through the issuance of 14 debentures ranging in value from $5,000 to $25,000.

At March 31, 2007, the Company has outstanding 93 convertible debentures. The total includes 88 convertible debentures exchanged for cash, three convertible debentures exchanged for short-term loans, one convertible debenture exchanged for an account payable and one note issued as part of the acquisition of DV Photo. The combined convertible debentures represented a principal balance of $1,507,456 and a potential obligation for the Company to issue 6,981,174 shares of common stock.

In addition to the potential shares issuable under the convertible debentures, the Company has issued detachable warrants which are attached to the convertible debentures and provide the debenture holders with the right to subscribe to shares of restricted common stock at the $0.20 (and $0.40 for the warrants attached to the convertible debentures issued to four creditors). The total shares available for issue under the terms of the warrants as of March 31, 2007 is 10,411,960 shares in exchange for investments of $2,191,142. The Warrants will expire during the period of July 5, 2008 through February 27, 2010.

The following table summarizes the outstanding convertible debentures and related warrants:

Summary of 2005/2006/2007 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$-	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	941,250
Proceeds received during 2006	1,646,815	8,234,075	-	8,234,075
Accounts payable and loans converted to convertible notes	176,577	467,584	-	364,136
Conversions during 2006	(632,477)	(3,162,385)	-	-
Accrued Interest	41,143	212,110	-	-
Total outstanding at December 31, 2006	1,302,308	6,102,634	-	9,539,460
Proceeds received during first quarter of 2007	179,500	872,500	-	872,500
Accrued Interest	25,648	6,040	-	-
Total outstanding at March 31, 2007	$1,507,456	6,981,174	$-	10,411,960

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $4,339,945 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 196%; risk free interest rate of 4.5%; dividend yield of 0%; and a three year term. The face amount of the convertible debentures (i.e., $2,131,142) was proportionately allocated to the convertible debentures and the warrants in the amount of $754,973 and $1,376,169, respectively. The convertible debentures proportionate allocation factor was then further allocated between the Notes and the beneficial conversion feature and $753,406 was allocated to the beneficial conversion feature and the balance of $1,567 was allocated to notes. The combined total value of the warrants and the beneficial conversion feature amounting to $2,129,575 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the three months ended March 31, 2007, the Company amortized a total of $308,148. The discounts and amortization are summarized in the following table:

	March 31, 2007	December 31, 2006
BCF discount to Paid in capital	$(753,406)	$(702,953)
Warrant Discount to Paid in capital	(1,376,169)	(1,248,688)
Proceeds from convertible debentures	2,191,142	2,011,641
Subtotal	61,567	60,000

Deduct value converted to common stock	(734,250)	(734,250)
Total discount to accrete	1,456,892	1,277,391

Interest expense on convertible debentures - Amortized	(713,517)	(405,660)
Interest expense on convertible debentures - Accrued	(49,289)	(41,864)
Convertible debt not subject to accretion	(61,567)	(60,000)
Total Current Liability	$(824,373)	$(507,524)

Defaults on Convertible Debentures

As of June 30, 2006, the Company had several of its convertible debentures mature without conversion or repayment. During the fourth quarter 2006, nineteen note holders converted their convertible debentures; one convertible debenture holder agreed to extend the term of his convertible debenture; three convertible debentures totaling $230,000 currently remain in default.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Network Operations and Office Lease Agreement

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

The term of the lease commenced on May 1, 2007 and expires on April 30, 2017. However, the landlord has agreed to provide the Company with access to the premises for the limited purpose of making improvements. An improvement allowance of $123,000 has been provided to the Company, of which the unused portion after May 1, 2008 may be applied to base monthly rental at the Company’s sole option.

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

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. Under the lease, the Company will make monthly rental payments in the amount of $1,350 for the first year; $1,418 in the second year; and $1,488 in the third year of the lease. This lease was canceled in May of 2007.

As of March 31, 2007, approximate future commitments under the Centennial Tower and 55 Marietta Street office leases are as follows:

2007	$389,365
2008	$628,879
2009	$657,442
2010	$668,727
2011	$680,356
2012 through 2017	$3,439,361

Employment Agreements

On October 8, 2004, the Company entered into a binding offer letter with Winston Johnson, as Chairman and CEO. Under the terms of employment, Mr. Johnson was to receive a base salary of $290,000 per annum with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Mr. Johnson is eligible for annual incentive bonuses based on performance. The agreement is terminable at will with or without cause (as defined therein).

Mr. Johnson’s employment agreement also provided for the grant of an aggregate of 3,000,000 incentive or non-statutory stock options for the three executive officers to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

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

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary of $200,000 per annum, with $5,000 per month deferred until the next funding occurs or January 1, 2006, whichever occurred first. Mr. Young was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined therein). Mr. Young received non-qualified incentive stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share in accordance with the Company's Employee Stock Option Plan. 10% of the options vested immediately upon the signing of the employment agreement and the remaining options were to vest at the rate of 1/12th per month for 12 months. In addition, upon his execution of the employment agreement, Mr. Young received additional options to purchase 750,000 shares of common stock of the Company at a purchase price of $0.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 vested at the closing of the next round of financing or January 1, 2006, whichever occurred earlier, and the remaining 1/3 would vest when the Company’s Common Stock resumed trading on the OTCBB. The fair value of the options granted totaled $438,883. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities. The Company is currently in litigation with Mr. Young concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options. As of March 12, 2007, Mr. Morris was granted additional stock options to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted additional stock options to purchase 400,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the additional options granted totaled $232,441.

Effective August 8, 2006, Jeffrey L. Burke succeeded Mr. Yalley as Executive Vice President of the Company. Mr. Burke's base salary is $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $481,492.

Options granted to officers of the Company beginning September 10, 2002 were treated in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”)”. Under APB 25, if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For stock options and warrants issued as compensation and reported in periods beginning after December 15, 2005, the Company applies SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date (using option pricing models), and recognizing the cost over the period during which the services are provided (vesting period). (See “Note 2 - Summary of Significant Accounting Policies,” for further details regarding stock options issued to employees of the Company.)

In addition to the employment agreements with the officers and directors, the Company also signed employment agreements with 37 employees. Under the terms of the officers, director and employee agreements, the Company has committed to compensation expenses of approximately $4,555,000, of which $1,387,000 will be deferred until the Company has completed its next round of financing and its common stock is traded on the OTCBB. On March 30, 2007, the Company gave notice to all employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until such time as the Company’s common stock resumes trading on the OTCBB. Deferred salary amounts not accrued by March 30, 2007 are considered to be forfeited. This should be a monthly savings of approximately $116,000.

NOTE 12 - SUBSEQUENT EVENTS

Increase in Authorized Share Capital

On May 21, 2007, the Company submitted a consent solicitation statement to its stockholders seeking their approval of an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000. On June 22, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation which increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and which increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000. There was no change to the par value of the shares of the Company’s common or preferred stock, the par value of each of which remains $0.001 per share. The amendment to the Company’s Articles of Incorporation to increase its authorized share capital was unanimously approved by Board of Directors of the Company and by the holders of 56.24%, or 27,884,847 shares, of the Company’s common stock acting by written consent.

Convertible Debentures and Other Financing Agreements

Subsequent to the end of the first quarter of 2007, 41 of the 93 convertible debenture holders holding notes that matured during the first quarter or will mature in subsequent quarters agreed in writing to exercise their conversion options at $0.20 per share. Based on these agreements, the Company will convert $391,700 in principal and $17,979 in accrued interest in exchange for 2,048,396 shares of common stock.  As a result of the conversions and the subsequent issuances, the Company will record the issuance of 2,048,396 shares of restricted common stock during the third quarter of 2007, thereby reducing the liability for convertible debentures payable by approximately $410,000 compared to the balance outstanding at December 31, 2006.

Subsequent to the end of the first quarter of 2007, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during 2005 and 2006. Through June 22, 2007, the Company raised $373,500 through the issuance of 10 convertible debentures ranging in value from $5,000 to $250,000. The debentures have various due dates and provide for warrants totaling 1,117,500. In addition, the Company and/or founder have committed to issue 900,000 shares of the Company’s common stock as a condition of the funds raised.

In addition, the founder of the Company has raised capital and has loaned an additional $42,263 to the Company. As a condition of the capital raised, the founder has assigned or committed to assign 211,315 of his personal shares. These shares are repayable by the Company to the founder.

Employee Matters

Subsequent to the end of the first quarter of 2007, the Company entered into at-will employment agreements with two executives. Under the terms of employment, the executives will receive a base salary, with a portion deferred on a monthly basis until the next funding occurs. The executives are also eligible for an annual incentive bonus based on performance. The employment agreements are terminable at will with or without cause (as defined therein). The employees will receive non-qualified incentive stock options to purchase a cumulative 300,000 shares of common stock at an exercise price of $1.00 per share. Ten percent of the options vested immediately upon the signing of the employment agreement and the remaining options shall vest at the rate of 1/12th per month for 12 months. In addition, they will receive an additional restricted 350,000 shares of stock at a purchase price of $.01 per share, in which 1/3 vested upon the signing of the employment agreement, 1/3 will vest at the closing of the next round of financing, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. The Company will issue the options as soon as a satisfactory employee stock option plan has been approved by its shareholders. Consistent with the written obligation to issue the options, the Company has elected to accrue the fair market value of the options as if they had been issued under the requirements of SFAS No. 123(R).

Related Party Note Conversion

Subsequent to the end of the first quarter of 2007, an officer of the Company requested repayment of two non-interest bearing notes in the amounts of $78,192 and $1,793. The notes will be repaid with 399,924 restricted shares of the Company’s common stock at the agreed-upon rate of $0.20 per share in the third quarter of 2007.

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

Yalley vs. Winsonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed October 13, 2006)

On April 6, 2007, the Company filed its response to the amended complaint, which included a counter-claim for fraud against Mr. Yalley. The Company’s position is that Mr. Yalley deliberately withheld critical information from the Company during the negotiations of the reverse merger with Media and Entertainment.com and participated in fraudulent acts immediately preceding and after the merger. Other than as provided herein, no other significant events have occurred in this matter as of the date of this filing.

McKinney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - Complaint filed March 21, 2007)

The Company was served with the summons and complaint on April 4, 2007 and filed its answer and defenses on May 15, 2007. Plaintiff subsequently filed a motion to strike the Company’s answer and moved for summary judgment. The Company is in the process of filing its responses to these pleadings. As of the date of this filing no significant action has been taken in this matter.

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

As described in more detail below, during fiscal year 2006, the Company acquired a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”), and DV Photo Shop. These actions represent a series of strategic investments in new markets and new services that expand the offerings of the Company while complimenting our existing business. Together with our existing digital distribution platform, comprised of the Winsonic Digital Cable Systems Network, Ltd’s network, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally-located utilities, facility construction, project management, telephone, internet, audio/video and digital TV distribution.

In the first quarter of 2007, as compared to the same period in 2006, the Company’s revenue increased from $0 to $678,000. The revenue increase is primarily attributable to the acquisitions of AI and Tytess. The addition of the Company’s skills, facilities and digital distribution platform allowed AI and Tytess’s success in Georgia to continue.

In the first quarter of 2007, we saw a trend in digital lifestyles continue to expand with new product and service offerings from companies such as Apple, Verizon, Helio and others. We expect the digital distribution industry will continue to grow at a rapid rate and believe that customers will gravitate toward companies that can deliver the most powerful and flexible converged solutions that will save time and money and boost productivity. We believe our actions in fiscal year 2006 and the first quarter of 2007 have positioned us well to develop further and to take advantage of these opportunities.

The Company was incorporated on April 27, 2000 in the state of Nevada as Media and Entertainment, Inc. On September 14, 2000, Media and Entertainment, Inc. changed its name to Media and Entertainment.com, Inc. On November 24, 2004, Media and Entertainment.com, Inc. changed its name to Winsonic Digital Media Group, Ltd.

The Company maintains a website at: www.winsonic.net. The information contained on our website is not incorporated by reference in this interim report and should not be considered a part of this interim report.

Winsonic Digital Cable Systems Network, Ltd.

Winsonic Digital Cable Systems Network, Ltd., a wholly owned subsidiary of the Company, (“WDCSN”), maintains and runs the Company’s facilities-based network (the “Network”) which has been the historic focus of the Company. The Network concentrates on carrier-class, high-speed, digital connectivity solutions. While the Network is a state-of-the-art digital distribution platform, it has been in development for many years and has been involved in projects that date back over twenty-five years. With a shift to more market-based policies, due in part to the implementation of the Telecommunications Act of 1996, a new competitive and robust marketplace with diverse participants has developed and the Company, through WDCSN and the Network is capable of providing access to advanced communications services at affordable prices to a wide customer base.

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

The acquisition of AI creates significant new opportunities for us. The combination of our Network with AI’s capabilities allowed AI to migrate from serving single homeowners to partnering with developers and builders in offering the latest technological innovations in home and security automation. We expect that as we continue to integrate AI with our existing business, that we will realize significant benefits from the acquisition.

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

Winsonic Diversity, LLC

Winsonic Diversity, LLC (“Winsonic Diversity”) was formed on May 22, 2006 in the State of Georgia by the Company and Mr. Winston Johnson, the Chairman and CEO of the Company. Mr. Johnson believed that the formation of Diversity would enable the Company to qualify for and pursue opportunities with various entities including the Federal Communications Commission, Public Utilities Commission, Universal Service, National Telecommunications and Information Administration, National Information Infrastucture and the Department of Commerce that focus on providing services to people from all economic backgrounds. After careful review and consideration, the Company’s Board of Directors determined that it was advisable and in the best interests of the Company and its stockholders to form Winsonic Diversity. The Company owns 49% of the equity interests of Winsonic Diversity and Mr. Johnson owns the remaining 51% of the equity interests. Winsonic Diversity is focused on developing urban and rural communities by providing resources and services that improve quality of life. Since its inception, Winsonic Diversity has identified, and is currently working on several urban community initiatives to include NATV, Morris Brown College in Atlanta, Georgia, West Angeles Community Development Corporation in Los Angeles, California, and Sweet Auburn at Renaissance Walk in Atlanta, Georgia. Winsonic Diversity offers a full portfolio of public and private network access points, media distribution solutions, and products to consumers and businesses. Additionally, Winsonic Diversity offers thorough information technology analysis, creative architectural and software designs, and a full range of technical and professional expertise. As a certified Minority Business Enterprise, Winsonic Diversity has access to major enterprises that have diversity initiatives. This has resulted in several new opportunities with companies such as Verizon Wireless, Verizon Communications, Verizon Business, AT&T, and Bank of America.

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

Construction Agreements for Tytess Design and Development, Inc.

On September 21, 2006, Tytess replaced View Point Group, LLC as the designer/builder in a design and construction agreement with Siloam Korean Church of Atlanta, Inc., which was originally executed on May 18, 2006. Pursuant to the agreement, Tytess agreed to design, engineer and build a sanctuary, fellowship hall, multipurpose room, classrooms, administrative offices and kitchen for the church within 365 days of the date of execution of the agreement. For its services, Tytess will be paid the sum of $2,007,000, including change orders, which is payable in increments based on a work completion percentage schedule.

On December 5, 2006, Tytess replaced View Point Group, LLC as the designer/builder in two design and construction agreements, which were originally executed in June and August of 2006. Pursuant to the agreements, Tytess will design, engineer and construct a 7,200 square foot single family residence in Atlanta, Georgia and a 4,200 square foot single family residence in Smryna, Georgia. Tytess’ compensation under these agreements will total $635,000, payable to Tytess in accordance with draw schedules determined by the percentage of work completed.

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

General A & E Services Agreement with Verizon

On February 28, 2007, Winsonic Diversity executed a General Architectural and Engineering Services Agreement with Verizon) to provide architectural & engineering and site analysis services to Verizon, to provide architectural & engineering and site analysis services to Verizon for an initial term of one (1) year; provided that such agreement is automatically renewable for subsequent one year periods at each annual anniversary. Upon receipt of an authorization letter from an authorized Verizon representative, and according to the schedule agreed to in advance by both parties, the scope of services that Winsonic Diversity may be asked to perform include the following:

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

Sponsorship Agreement with Atlanta Jazz Festival

In March, 2007, the Company entered into a Sponsorship Agreement with the City of Atlanta, Office of Cultural Affairs (“the City”), pursuant to which the Company became the official technology sponsor for the Atlanta Jazz Festival.

Under the Agreement, the Company will design, develop, host, operate and maintain an interactive web portal for the City that will allow for the broadcast, download and purchase of festival content and merchandise. The Company will also provide promotional space and/or a link from the Atlanta Jazz Festival web site to the Company’s website during the period of the Atlanta Jazz Festival. The Agreement commenced upon execution by the Company and will be in effect for a period of two years.

Material Changes in Results of Operations

As a “development stage company” the Company has not commenced material commercial operations. Prior to March 31, 2007, the Company has recorded $1,472,000 of revenue since inception. During the three months ended March 31, 2007, the consolidated operations of the Company, combined with AI, Tytess and Winsonic Digital Store (“WDS”) yielded revenue of $654,514.

The following schedules include the separate and consolidating information for the operations of the Company’s consolidated operations for the three months ended March 31, 2007 and 2006:

For the three months ended March 31, 2007

	WDMG	AI	Tytess	WDS	Combined
Revenue	$-	$313,012	$338,395	$3,107	$654,514
Gross Profit	-	111,814	41,489	1,554	154,857
SG & A expenses	2,014,374	269,898	88,518	36,049	2,408,839
Loss from operations	(2,014,374)	(158,084)	(47,029)	(34,495)	(2,253,982)
Net Loss	$(3,072,644)	$(160,136)	$(47,029)	$(34,495)	$(3,314,304)
Loss per share - basic and diluted	$-	$-	$-	$-	$(0.07)

For the three months ended March 31, 2006

	WDMG	AI	Tytess	WDS	Combined
Revenue	$-	$-	$-	$-	$-
Gross Profit	-	-	-	-	-
SG & A expenses	756,026	-	-	-	756,026
Loss from operations	(756,026)	-	-	-	(756,026)
Net Loss	$(1,393,699)	$-	$-	$-	$(1,393,699)
Loss per share - basic and diluted	$-	$-	$-	$-	$(0.03)

For the three months ended March 31, 2007, the Company incurred an operating loss of $2,254,000 compared to an operating loss of $756,000 in the comparable period of 2006. Total operating expenses for the three-month period ended March 31, 2007 primarily consisted of selling, general and administrative expenses of $497,000, payroll expense of $1,230,000, payroll expense - related party of $644,000, consulting expense of $2,000 and depreciation expense of $36,000, compared to selling, general and administrative expenses of $216,000, payroll expense of $291,000, payroll expense - related party of $212,000, and depreciation expense of $37,000, in the comparable period last year. The increases in the expenses are related to the acquisitions made in 2006 of AI, Tytess, and the Store and the addition of personnel and occupancy costs related to the planned expansion of the Company’s business operations.

During the year ended 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vest during the reported period.  The payroll expense and payroll expense - related party for the three months ended March 31, 2007 and 2006 include compensation expenses of $611,000 and $116,000, respectively, arising from vested employee stock options committed to employees during each quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the three months ended March 31, 2007, the Company incurred interest expense of $1,396,000 compared to an interest expense of $20,000 in the comparable period of 2006. The increase in interest expense during the three months ended March 31, 2007 is $1,376,000. The increase is primarily due to financing costs of $1,109,000 and the accretion of interest of $308,000 during the first quarter of 2007 compared to $20,000 for principal and interest related to convertible promissory notes, which was accreted during the quarter, ended March 31, 2006. Interest expense - related party increased to $45,000 for the three months ended March 31, 2007 compared to $17,000 for the same period in 2006. The increase is related to the increase in the balance of related party notes payable.

During December of 2004 and January of 2005 the Company issued a total of approximately $1,015,000 in convertible debentures. The conversion feature of the debentures included the right of the debenture holder to convert the face value of the debenture into common stock of the Company at the lower of $0.70 per share or 85% of the market value of the common stock (at the time of conversion). The agreement also included a detachable warrant, which allowed the warrant holders to purchase shares of common stock of the Company at $0.70 per share (1,450,000 shares of common stock), through December 2006. During the period ended December 31, 2005, the debentures were renegotiated and extended to June of 2006, and the conversion price was decreased from $0.70 to $0.40 or 85% of the market price of the stock at the time of conversion. Please reference “Note 10 - Convertible Debentures” of the financial statements for a more detailed explanation. The transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be classified as an equity obligation. However, the Company could be required to issue an indeterminate number of shares of its common stock to satisfy the optional (85% of market value) conversion feature of the debentures. This could cause the Company to exceed the number of shares of common stock it is authorized to issue, which would also prevent the delivery of common shares if the warrants were exercised during that period of time as well. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible debentures as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three month period ended March 31, 2007 the Company recorded a gain of approximately $381,000 compared to a loss of approximately $596,000 during the period ended March 31, 2006 from the adjustment of the same liabilities.

For the three month period ending March 31, 2007, the Company recorded a net loss of $3,314,000, compared to the three month period ended March 31, 2006 when the Company recorded a net loss of approximately $1,394,000.

The components of change in loss recognized during the three month period ended March 31, 2007 compared to March 31, 2006 are the increase in operating expenses in the amount of $1,653,000 and an increase in other income (expense) of $423,000 offset by gross profit of $155,000. The gross profit relates to the business operations of AI, Tytess and the Store which were acquired subsequent to first quarter 2006. The increase in operating expenses is comprised of $394,000 related to expenses of AI, Tytess and the Store which were acquired in 2006, $495,000 related to the increase stock compensation expense and the balance which relates to the addition of personnel and occupancy costs for the planned expansion of the Company’s business operations. The increase in other income (expense) relates to the charge to financing costs in the amount of $1,109,000 for stock to be issued in certain financing transactions and an increase in the accretion of interest related to share notes in the amount of $258,000 offset by a decrease in the “unrealized change in gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities” in the amount of $977,000.

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

Material Changes in Financial Condition

As of March 31, 2007, we had a working capital deficit of $9,097,000, compared to a deficit of $7,723,000 as of December 31, 2006.

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

For the three month period ending March 31, 2007 we used $447,000 in our operating activities, compared with $319,000 in the comparable period of 2006.

For the three month period ending March 31, 2007 our investing activities used $13,000 for the purchase of fixed assets, compared to $132,000 in the comparable period of 2006.

For the three month period ending March 31, 2007 our financing activities generated $457,000 compared to $511,000 being generated in the comparable period last year. The funds generated from our financing activities in the first quarter of 2007 consists primarily of proceeds from loans payable, loans payable - related party and share loans of $462,000, which was partially offset by repayments of $5,000 on loan obligations. For the comparable period ended March 31, 2006, the Company raised $539,000 from loans payable, loans payable - related party and convertible notes, which was partially offset by a payment of related party loan payable of $28,000.

From inception, the Company has raised $6,380,000 to fund operations.  Of the total funds raised, $4,935,000 was used to provide the necessary resources for the development stage operations of the Company and $1,462,000 was used to purchase fixed assets. The funds include cash of $3,030,000 which was raised through convertible debentures and warrants for common stock; and cash of $1,350,000 which was raised through loans (net of repayments).  The Company also raised $2,000,000 from the issuance of common stock.

For the three-month period ending March 31, 2007 the Company’s net cash position decreased by $3,506 compared to a net increase of $60,000 in the comparable period of 2006.

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

While management expects revenue generation to increase, the Company expects to operate with a deficit in cash flows for the next few months. The deficit, which arises primarily from payroll obligations, may be satisfied through a combination of employee salary deferrals and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). On March 30, 2007, the Company gave notice to all employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until such time as the Company’s common stock resumes trading on the OTCBB. Deferred salary amounts not accrued by March 30, 2007 are considered to be forfeited. This should be a monthly savings of approximately $116,000. Management intends to focus substantial efforts on the funding of the current projects and operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations continue. The Company believes that the current management team has the applicable skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2007. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. To date, we have hired a Chief Operating Officer, a Vice President of Accounting Compliance & Disclosure, and a Controller. We are interviewing candidates to fill the CFO position and certain other accounting positions.

In connection with the growth of the Company, through mergers and acquisitions, we have instituted a policy of early review of accounting systems and personnel of all acquirees to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisition have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. Although we attempt to perform thorough inspection of accounting records and reporting controls when we do our due diligence, it is likely that acquirees will not have the type of control and reporting procedures required by public companies. As such, depending upon the materiality of the operations of the acquiree, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

There was no change in the Company’s internal control over financial reporting during the period ended March 31, 2007, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the above-mentioned weaknesses in our disclosure of controls and procedures, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position.

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

Item 1. Legal Proceeding.

See “Note 6 - Summary of Legal Proceedings” and “Note 12 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007, the Company received proceeds of $179,500 from the issuance of convertible debentures and warrant purchase agreements to 14 accredited investors. The Agreements also included detachable warrants, which allowed the warrant holders to purchase 872,500 shares of common stock of the Company. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2007, the Company has several convertible notes which matured without conversion or repayment. The balance of the notes currently in default is $230,000. The Company is seeking approval to extend or convert the notes into restricted shares of the Company’s common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 21, 2007 the Company submitted a consent solicitation statement to its stockholders seeking their approval of an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000. On June 22, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation which increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and which increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000 There was no change to the par value of the shares of the Company’s common or preferred stock, the par value of each of which remains $0.001 per share. The amendment to the Company’s Articles of Incorporation to increase its authorized share capital was unanimously approved by Board of Directors of the Company and by the holders of 56.24%, or 27,884,847 shares, of the Company’s common stock acting by written consent.

Item 6. Exhibits.

10.1	Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Bank Building Limited Partnership and Winsonic Digital Media Group, Ltd., dated February 8, 2007. (1)

10.2	First Amendment to Telecom/Office Lease Agreement between Bank Building Limited Partnership and Winsonic Digital Media Group, Ltd., dated February 8, 2007. (1)

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith

(1)	Incorporated by reference from the Company current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(Registrant)

July 2, 2007	By:	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)