Form 10QSB
period 2007-06-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2007-08-14
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______________ to ____________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 55,497,397 shares of common stock outstanding as of August 1, 2007.

Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2007

Table of Contents

Page

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated balance sheets, June 30, 2007 (Unaudited) and December 31, 2006	F-1
Consolidated statements of operations, for the three-months and six months ended June 30, 2007 and 2006 and from inception (September 10, 2002) to June 30, 2007 (Unaudited)	F-2
Consolidated statements of cash flows, for the six months ended June 30, 2007 and 2006 and from inception (September 10, 2002) to June 30, 2007 (Unaudited)	F-3
Statement of stockholders’ deficit (Unaudited)	F-4
Notes to the Financial Statements (Unaudited)	F-10
Item 2. Management’s Discussion and Analysis or Plan of Operation	3
Item 3. Controls and Procedures	9

PART II OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	11

SIGNATURES	12

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (UNAUDITED) & DECEMBER 31, 2006 (AUDITED)

	Unaudited 6/30/2007	Audited 12/31/2006
ASSETS
ASSETS:

Cash	$8,315	$3,506
Accounts receivable	422,105	464,612
Prepaid expense	64,584	67,667
Inventory	6,119	5,387
Construction in process	267,562	254,640
Total current assets	768,685	795,812

Fixed assets, net of accumulated depreciation of $855,570 and $784,318, respectively	745,110	783,115
Goodwill	984,291	984,291
Other assets	68,104	25,000
TOTAL ASSETS	$2,566,190	$2,588,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$3,615,434	$2,859,371
Bank overdraft	62,023	-
Billings on construction in process	370,491	489,261
Accrued payroll and related taxes	3,837,170	2,138,152
Legal settlement liabilities	777,000	775,000
Loans payable	392,146	347,743
Loans payable -related party	660,442	414,555
Derivative liability related to convertible debentures	241,789	339,450
Warrant liability related to convertible debentures	164,198	300,420
Convertible debentures	264,029	257,469
Share notes, net of debt discount totaling $463,882 and $794,784, respectively	1,005,309	507,524
Current portion of long term liabilities	90,763	90,197
Total current liabilities	11,480,794	8,519,142

Long term debt	38,888	44,822

TOTAL LIABILITIES	11,519,682	8,563,964

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding at June 30, 2007 and December 31, 2006.	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,778,057 and 49,578,057 shares issued and outstanding at June 30, 2007 and December 31, 2006.	49,778	49,578
Additional paid-in capital	15,145,929	13,609,264
Common stock payable	3,280,514	1,107,426
Common stock advance for future services	(6,125)	(48,175)
Accumulated deficit during development stage	(27,423,588)	(20,693,839)
Total stockholders' deficit	(8,953,492)	(5,975,746)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,566,190	2,588,218

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE & SIX MONTH PERIODS ENDED JUNE 30, 2007 & 2006
AND FROM INCEPTION (September 10, 2002) TO JUNE 30, 2007 (UNAUDITED)

	For the three-months ended June 30,		For the six months ended June, 30		Inception (September 10, 2002) to June 30, 2007
	2007	2006	2007	2006
REVENUE	$481,177	$236,776	$1,135,684	$236,776	$1,952,990

COST OF GOODS SOLD	433,163	155,949	935,455	155,949	2,583,354

GROSS PROFIT	48,014	80,827	200,229	80,827	(630,364)

EXPENSES:
Selling, general and administrative	610,233	497,537	1,106,798	713,259	7,016,950
Payroll expense	1,183,865	1,098,131	2,413,468	1,389,700	4,478,564
Payroll expense - related party	387,235	268,275	1,031,229	480,192	4,934,387
Consulting services - related party					2,423,297
Depreciation and amortization expense	35,217	35,176	71,252	71,994	1,129,549
Total expenses	2,216,550	1,899,119	4,622,747	2,655,145	19,982,747

OPERATING LOSS	(2,168,536)	(1,818,292)	(4,422,518)	(2,574,318)	(20,613,111)

OTHER INCOME/(EXPENSES):
Interest expense	(1,000,705)	(406,592)	(2,396,768)	(426,368)	(5,535,951)
Interest expense - related party	(38,991)	(22,087)	(84,346)	(39,370)	(378,511)
Legal settlement costs	(60,000)	(6,500)	(60,000)	(11,500)	(1,278,000)
Unrealized (loss) gain on adjustments of derivative and warrant liability to fair value of underlying securities	(147,213)	301,122	233,883	(294,703)	261,311
Interest income	-	79	-	290	730
Other income	-	1,061	-	1,061	119,944
Total other income/(expenses)	(1,246,909)	(132,917)	(2,307,231)	(770,590)	(6,810,477)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,415,445)	(1,951,209)	(6,729,749)	(3,344,908)	(27,423,588)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,415,445)	$(1,951,209)	$(6,729,749)	$(3,344,908)	$(27,423,588)

Basic weighted average number of common shares outstanding	49,578,057	42,841,045	49,618,941	41,530,083

Net loss per basic and diluted common share	$(0.07)	$(0.05)	$(0.14)	$(0.08)

  The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 & 2006
AND FROM INCEPTION (September 10, 2002) TO JUNE 30, 2007 (UNAUDITED)

	For the six months ended June 30,		September 10, 2002 (Inception) to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,729,749)	$(3,344,908)	$(27,423,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,252	71,994	1,129,549
Accretion of principal and interest related to convertible debentures	724,377	465,738	2,642,312
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(233,883)	294,703	(261,311)
Stock based compensation	1,085,070	773,667	5,481,704
Operating expenses paid with stock, options and warrants	-	-	1,036,822
Operating expenses paid by note payable	-	-	60,000
Interest expense paid with stock	-	-	185,621
Financing costs paid with stock payable	1,673,104	-	1,673,104
Amortization of common stock advances for future services	42,050	-	42,050
Interest accrued and added to notes	60,948	-	240,509
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Other	22,736		22,736
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	42,507	(102,710)	(231,322)
Decrease (increase) in prepaid expenses	3,083	18,796	(62,264)
Increase in inventory	(732)	-	(732)
Increase in construction in process	(12,922)	(124,883)	(237,598)
Increase in other assets	(43,104)	(27,843)	(68,104)
Increase in accounts payable and accrued expenses	756,063	390,838	3,828,750
(Decrease) increase in billings on construction in process	(118,770)	133,978	228,170
Increase in accrued payroll and related taxes	1,699,018	772,226	4,889,526
Increase in legal settlement liabilities	60,000	5,000	1,285,000
Net cash used in operating activities	(898,952)	(673,404)	(5,386,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisitions	-	20,511	16,670
Purchase of fixed assets	(33,247)	(180,693)	(1,481,711)
Net cash used in investing activities	(33,247)	(160,182)	(1,465,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	62,023	14,511	62,023
Proceeds from loans payable	40,000	20,081	475,251
Payment on loans payable	-	-	(23,335)
Proceeds from loan payable - related party	320,013	27,794	1,258,724
Payment on note payable - related party	(10,000)	(43,000)	(287,970)
Payment on note payable	(9,680)	-	(9,680)
Proceeds from share notes	553,000	-	2,199,815
Payment on share notes	(18,348)		(18,348)
Proceeds from convertible debentures	-	814,200	1,203,250
Proceeds from common stock issued	-	-	2,000,100
Net cash provided by financing activities	937,008	833,586	6,859,830

NET (DECREASE) INCREASE IN CASH	4,809	-	8,315

CASH, BEGINNING OF PERIOD	3,506	-	-

CASH, END OF PERIOD	$8,315	$-	$8,315

SUPPLEMENTARY INFORMATION:
Interest paid	$8,335	$47,695	$51,436
Income taxes paid	$-	$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$-	$-	$820,000
Forgiveness of salary payable to officer	$-	$-	$702,644
Forgiveness of payroll tax for officer	$-	$-	$20,655
Issuance of common stock as deposit on lease obligation	$-	$-	$250,000
Issuance of common stock and stock payable as payment for subsidiaries acquired	$-	$168,902	$939,528
Issuance of common stock as payment on notes payable - related party	$-	$-	$311,000
Conversion of notes payable - related party to common stock payable	$79,985	$-	$79,985
Conversion of share notes to common stock payable	$419,999	$-	$419,999
Issuance of common stock and warrants for salary payable	$-	$-	$515,679
Issuance of common stock upon conversion of debentures	$-	$105,287	$1,641,184
Adjustment to paid in capital for accumulated depreciation	$-	$-	$281,481
Issuance of common stock for legal settlement	$58,000	$450,000	$508,000

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

							Common
							Stock	Accumulated
							Advance	Deficit
					Additional	Common	for	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Future	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Services	Stage	Deficit
Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	$-	$-	$-	$-

Reverse Merger - Reacquisition of all outstanding shares of Winsonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,000)	-	(10,000,000)	-	-	-	-	-	-

Issuance of common stock to founder for services	-	-	6,004,200	6,004	-	-	-	-	6,004

Balance, September 10, 2002 (Recasted)	-	$-	6,004,200	$6,004	$-	$-	$-	$-	$6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	990,600

Net loss	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	$-	6,004,200	$6,004	$-	$990,600	$-	$(647,417)	$349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	$-	6,004,200	$6,004	$-	$2,000,100	$-	$(2,553,301)	$(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	1,490,309

Issuance of common stock in satisfaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	(198,500)

Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-	-	-	(99,531)

Net loss	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-

Issuance of common stock to founder to relieve related party note payable due him, at $0.33 average price per share	-	-	700,000	700	230,300	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	(250,000)	-	-	-

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	281,481

Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-		131,068	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	$-	40,204,556	$40,205	$6,517,807	$20,000	$-	$(12,449,708)	$(5,871,696)

Issuance of common stock in accordance with mutual general release and settlement agreement at $0.50 average price per share	-	-	900,000	900	449,100	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	3,184,899	3,185	633,795	-	-	-	636,980

Shares issued to employee upon exercise of warrant at $0.01 per share	-	-	500,000	500	4,500	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	168,902

Issuance of stock for services to employees	-	-	750,000	750	299,250	-	-	-	300,000

Issuance of common stock subject to conversion of option for services at $0.39 average price per share	-	-	82,051	82	31,918	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	1,167,419	-	-	-	1,167,419

Discount allocated to warrant on convertible debt	-	-	-	-	1,248,688	-	-	-	1,248,688

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	605,479	-	-	-	605,479

Fair market value of options to purchase shares of common stock at $0.01 to $0.53 per share, issued to consultants for financial consulting services	-	-	-	-	197,847	-	-	-	197,847

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	399,919

Issuance of stock to shareholder in repayment of funds loaned to Company at $0.53 per share	-	-	489,850	490	259,129	-	-	-	259,619

To record forgiveness of debt by related party	-	-	-	-	6,000	-	-	-	6,000

Issuance of shares upon exercise of convertible notes at $0.40 per share	-	-	2,153,010	2,153	859,051	-	-	-	861,204

Issuance of common stock subject to conversion of option for services at $0.65 per share	-	-	89,231	89	57,911	-	-	-	58,000

Fair market value of shares issued to financial consultant for services at fair market value ranging from $0.01 to $0.53 per share	-	-	410,000	410	160,940	-	(42,875)	-	118,475

Shares issued upon exercise of warrant by consultant at $0.01 per share	-	-	300,000	300	2,700	-	-	-	3,000

Shares issued as repayment of loans valued at $0.40 per share	-	-	62,504	62	24,940	-	-	-	25,002

Discount of beneficial conversion feature on convertible notes	-	-	-	-	97,475	-	-	-	97,475

Forgiveness of salary by related party	-	-	-	-	32,725	-	-	-	32,725

Fair market value of warrants issued to employees for services	-	-	-	-	324,058	-	-	-	324,058

Fair market value of warrants issued as interest payment for cash advance	-	-	-	-	44,163	-	-	-	44,163

Fair market value of shares issued for consulting services at $0.40 per share	-	-	40,000	40	15,960	-	-	-	16,000

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	630,626	-	-	630,626

Stock to be issued for consulting services	-	-	-	-	-	316,800	(5,300)	-	311,500

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	140,000	-	-	140,000

Net loss	-	-	-	-	-	-	-	(8,244,131)	(8,244,131)

Balance, December 31, 2006	-	$-	49,578,057	$49,578	$13,609,264	$1,107,426	$(48,175)	$(20,693,839)	$(5,975,746)

Incentive stock options for employees	-	-	-	-	1,085,070	-	-	-	1,085,070

Stock payable for financing costs	-	-	-	-	-	1,673,104	-	-	1,673,104

Amortization of common stock advance for future services	-	-	-	-	-	-	42,050	-	42,050

Issuance of common stock payable in satisfaction of convertible debentures	-	-	-	-	-	419,999	-	-	419,999

Issuance of common stock payable in satisfaction of loan payable - related party	-	-	-	-	-	79,985	-	-	79,985

Discount allocated to warrant on convertible debt	-	-	-	-	294,814	-	-	-	294,814

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	80,655	-	-	-	80,655

Issuance of stock warrants	-	-	-	-	18,326	-	-	-	18,326

Issuance of common stock for legal settlement liability	-	-	200,000	200	57,800	-	-	-	58,000

Net loss	-	-	-	-	-	-	-	(6,729,749)	(6,729,749)

Balance, June 30, 2007	-	$-	49,778,057	$49,778	$15,145,929	$3,280,514	$(6,125)	$(27,423,588)	$(8,953,492)

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

During 2006, the Company acquired a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”) and DV Photo Shop, Ltd. (the “Store”). These actions represent a series of strategic investments in new markets and new services that expand the offering of the Company, while complimenting our existing business. Together with our existing digital distribution platform comprised of the Winsonic Digital Cable Systems Network, Ltd. nets, we are no able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally located utilities, project management, telephone, internet, audi/vido and digital TV.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of June 30, 2007, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006 and the supplementary information filed in connection with the acquisition of AI, including audited December 31, 2005 financial statements of AI. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in three financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of June 30, 2007, the Company did not have any accounts with balances in excess of the insured balances. As of June 30, 2007 and December 31, 2006, the Company had a balance of $8,315 and $3,506 respectively, in its cash accounts. Currently, cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable

Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectability. Should management determine that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected will be provided. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At June 30, 2007 and December 31, 2006 there was no reserve for doubtful accounts.

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

Stock Based Compensation: Stock Options

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

During the six months ended June 30, 2007, the Company granted options for 3,325,000 shares of common stock, respectively, to employees and recorded a related compensation expense of $552,000 for the vested portion. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s Employee Stock Option activity for the six months ended June 30, 2007 and June 30, 2006 is presented below:

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	9,309,304	$0.78	4,000,000	$0.79
Granted or committed	3,325,000	0.65	1,850,000	0.66
Exercised	-	-	(500,000)	0.01
Cancelled	(587,708)	0.61	(1,000,000)	1.00
Outstanding - End of Period	12,046,596	0.68	4,350,000	0.79
Exercisable - End of Period	8,129,929	0.80	2,096,534	0.91

Option Pricing Model

The Company has elected to utilize the Black-Scholes option valuation model in deriving fair market values for stock based compensation and embedded derivatives. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options and related warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In accordance with SFAS No. 123(R) titled "Share-based Payment," which was revised in 2004, the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.94% to 4.95%; no dividend yield; and volatility factors of the expected market price of the Company’s stock of 174% to 233%; and weighted average expected life of the options of three years (for options issued at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).  The determined fair value recognized in the six months ended June 30, 2007 was $1,085,070.

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

Earnings (Loss) Per Share Calculations

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

NOTE 3 - MERGERS AND ACQUISITIONS

During the year ended December 31, 2006, the Company acquired three subsidiaries, which includes the purchase of Automated Interiors, LLC on April 18, 2006, Tyess Design and Development, Inc. on November 2, 2006 and DV Photo Shop on November 20, 2006. The purchases were facilitated by the issuance or the promise to issue common stock of the Company, as follows:

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

The purchase price was allocated as follows:

Net tangible assets (liabilities) acquired	$(90,141)
Intangible assets acquired	-
Goodwill	720,767
Total purchase price	$630,626

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$(3,840)
Accounts receivable	-
Fixed assets	10,075
Other assets	25,510
Current liabilities	(121,886)
Long-term liabilities	-
Net tangible assets (liabilities) acquired	$(90,141)

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

The purchase price was allocated as follows:

Net tangible assets acquired	$40,247
Intangible assets acquired	-
Goodwill	159,753
Total purchase price	$200,000

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$5,387
Accounts receivable	-
Fixed assets	34,860
Current liabilities	-
Long-term liabilities	-
Net tangible assets acquired	$40,247

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI and Tytess services, the expanded product offerings through the Store facilities, and the Winsonic product line. As of June 30, 2007, there was no impairment cost recognized. Goodwill is not expected to be deducted for tax purposes.

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

On an unaudited pro forma basis, the combined information for the three and six months ended June 30, 2007 and June 30, 2006 represents the combined operations of the Company and AI as though both of the companies had been combined as of the beginning of each of the periods presented:

	For the three-months ended June 30,
	2007 (unaudited)	2006 (unaudited)
Total pro forma revenues	$228,855	$236,776
Pro forma net loss	(2,857,968)	(1,951,209)
Pro forma net loss per share - basic and diluted	$0.05	$0.04
Reported net loss	(3,415,455)	$(1,951,209)

	For the six months ended June 30,
	2007 (unaudited)	2006 (unaudited)
Total pro forma revenues	$541,867	$662,283
Pro forma net loss	(5,696,201)	(3,268,913)
Pro forma net loss per share - basic and diluted	$0.11	$0.07
Reported net loss	(6,729,749)	(3,344,908)

NOTE 4 - STOCKHOLDERS’ EQUITY

On May 21, 2007, the Company submitted a consent solicitation statement to its stockholders seeking their approval of an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000. The amendment to the Company’s Articles of Incorporation to increase its authorized share capital was unanimously approved by Board of Directors of the Company and by the holders of 56.24%, or 27,884,847 shares, of the Company’s common stock acting by written consent. On June 22, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation which increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and which increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000. There was no change to the par value of the shares of the Company’s common or preferred stock, the par value of each remains $0.001 per share.

Issuance of Common Stock

During the six months ended June 30, 2007, the Company issued 200,000 shares of its Common Stock in partial settlement of a lawsuit (See “Note 6- Summary of Legal Procedings”). In addition, the Company has issued shares subsequent to June 30, 2007 (See “Note 12 - Subsequent Events” for further details regarding this transaction).

Convertible Notes and Warrants:

Since inception the Company has issued convertible notes with detachable warrants to fund current operations and other transactions. The notes included interest of 6% and were due on various dates or upon the occurrence of certain events relating to the capital structure of the Company. To date, no warrants have been exercised. During the first and second quarters of 2007, the Company raised an additional $179,500 and $373,500, respectively, of proceeds in connection with a convertible note offering. (For a more detailed discussion, see “Note 10 - Convertible Debentures” and “Note 12 - Subsequent Events.”)

The following table summarizes the Company’s detachable stock warrant activities for the period ending June 30, 2007:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2003	-	-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	0.70
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,603,510	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,082,260	0.25
Warrants issued	2,052,500	0.28
Warrants exercised	-	-
Balance as of June 30, 2007	14,134,760	0.25

The Company has issued certain warrants related to consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements for the period ending June 30, 2007:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2004	-	-
Warrants issued	600,000	0.41
Warrants exercised	-	-
Balance as of December 31, 2005	600,000	0.41
Warrants issued	702,354	0.14
Warrants exercised	-	-
Balance as of December 31, 2006	1,302,354	0.26
Warrants issued	-	-
Warrants exercised	-	-
Balance as of June 30, 2007	1,302,354	0.26

NOTE 5 - RELATED PARTY TRANSACTIONS

Officers’ Compensation:

Officers’ compensation for services for the three month periods ended June 30, 2006 was $210,192. During the second quarter of 2007, the Company discontinued accrual of the agreed upon deferred compensation amounts for the officers of the Company and recorded a reduction of previously accrued compensation of $8,700 for amounts paid out in excess of compensation currently earned. For the six month periods ended June 30, 2007 and 2006, officers’ compensation was $183,300 and $480,192, respectively. During the six months ended June 30, 2007, the Company recorded the vesting of 468,667 shares of a common stock award for officers, for the net vested value of $173,500. (For further information, see “Note 2 - Summary of Significant Accounting Policies”). The compensation expense including vesting of common stock was included in payroll expense - related party.

Loans Payable - Related Party

During 2006, the Company received two non-interest bearing notes from an officer of the Company in the amounts of $78,192 and $1,793. Under the terms of the note, the officer had the right to demand repayment prior to September 29, 2007 and the Company had the right to repay the amounts by issuing shares of the Company’s restricted common stock at a per share price of $0.20. During the second quarter of 2007, the officer requested repayment and the Company issued 399,924 shares of restricted common stock in the third quarter of 2007. (See “Note 12 - Subsequent Events” of the Notes to the Financials for further details regarding this transaction.)

Loans from Founder:

2007: During the first quarter of 2007, the CEO of the company loaned $260,250 to the Company on an interest-free basis. During the second quarter of 2007, the CEO of the Company raised capital and has loaned an additional $92,263 to the Company. As a condition of the capital raised, the founder has assigned or committed to assign 2,601,077 of his personal shares or Company shares. Any shares assigned by the founder are repayable by the Company to the founder.

2006: During 2006, the CEO of the Company loaned $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of June 30, 2007.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest will be paid at the rate of 10% annually, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to interest of five percent (5%) in excess of the rate otherwise applicable to the unpaid balance. During the fiscal year 2006, the Company issued 400,000 shares to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The shares issued represented the security, which had been agreed to the Company at the time of the original loan. The balance of the accrued interest at June 30, 2007 totaled $13,074.

2004: As of June 30, 2007 and December 31, 2006, respectively, the Company had a loan payable totaling $299,386 and $316,496 to the CEO which included principal of $209,000. During the six months ended June 30 2007, the Company paid $32,500 to the CEO against this loan. The Company is also obligated to issue to the CEO 80,000 shares of common stock valued at $64,000. Under the terms of the Note, interest will be paid at the rate of 10% annually. Accrued interest included in the loan balances as of June 30, 2007 and December 31, 2006 was $26,386 and $43,496, respectively.

Native American Television Network, Inc (“NATVN”)

During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former president of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of June 30, 2007, there has been no significant operations commenced by NATVN.

Winsonic Diversity, LLC

On May 22, 2006, Winsonic Diversity, LLC (“Winsonic Diversity”) was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest. As of June 30, 2007, there has been no significant operations commenced by Winsonic Diversity.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $777,000 and $775,000 for legal settlements was recorded as of June 30, 2007 and December 31, 2006, respectively. Other than as described below, and in Note 12 "Subsequent Events", the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Collazo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed March 22, 2004)

This is an action brought by the Company seeking a constructive trust and injunctive relief against Ceasar Collazo, a former officer of the Company, who allegedly stole proprietary property and solicited the Company’s clients. In his response to the complaint, Mr. Collazo counter-sued for breach of employment agreement. The parties reached a settlement on April 11, 2005, wherein, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo as of September 20, 2002 and to pay his attorney fees of $120,000. The shares of common stock were valued as of the settlement date, and accordingly, 900,000 shares of common stock, as well as, $120,000 of attorney fees, were charged as expenses in 2004.

On March 16, 2006, the Company issued 900,000 restricted shares to Mr. Collazo in settlement of this matter; however, pursuant to a motion filed by Mr. Collazo, the Court ordered the Company to reissue the 900,000 shares to Mr. Collazo as of September 20, 2002 without the restrictions.  As of the date of this report, the Company has not reissued the stock to Mr. Collazo due to the existence of an attorney’s lien on Mr. Collazo’s judgment in this matter.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

This is a collection suit for $19,800. The disputed amount was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company at June 30, 2006 and 2007.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285 plus $90,000 in attorney fees. The entire amount of the judgment and attorney’s fees have been expensed as a general and administrative expense and accrued within accounts payable of the Company as of June 30, 2007.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no other significant action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of June 30, 2007 and 2006. The parties reached a settlement in March of 2006, wherein, the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769 against the Company. As of the date of this report, no further action has been taken in this matter.

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of the six months ended June 30, 2007 and 2006. On September 15, 2006, this matter was dismissed by the court; however, Plaintiff has indicated that it will either file a Motion to Set Aside the Dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of June 30, 2007. The Company filed its Answer contesting service and a Motion to Open Default on April 18, 2006. As of the date of this report, no other significant action has been taken in this matter.

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

The parties entered into a settlement agreement on May 4, 2007, wherein the Company agreed to issue 200,000 unrestricted shares to Plaintiff and pay $160,000 in installments, which would be discounted upon the sale of the stock. The Company issued the 200,000 unrestricted shares on May 17, 2007, but did not make any cash payments to Mr. Lefkowitz. On June 15, 2007, Plaintiff filed a motion for leave to file an amended complaint, which was denied by the Court. Other than as provided herein, no other significant events have occurred in this matter as of the date of this filing. (See “Note 12 - Subsequent Events” of the Notes to the Financials for the discussion of a related claim filed by Mr. Lefkowitz.)

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

Eric Young vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed January 11, 2007)

This is an action for breach of contract brought by Eric Young, a former Chief Financial Officer and Director of the Board of Directors of the Company. Mr. Young seeks damages totaling $354,784, which includes $103,934 in unpaid wages, $50,850 in unpaid consulting fees and an additional $200,000 in severance payments. The Company filed its response to the complaint on February 12, 2007. As of the date of this filing no other significant action has been taken in this matter.

McKenney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of June 30, 2007. The Company was served with the summons and complaint on April 4, 2007 and filed its answer and defenses on May 15, 2007. Plaintiff subsequently filed a motion to strike the Company’s answer and moved for summary judgment. (See “Note 12 - Subsequent Events” of the Notes to the Financials for further details regarding this lawsuit.)

NOTE 7 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company has recognized approximately $1,953,000 of revenues, and has had accumulated losses of approximately $27,424,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - PROPERTY AND EQUIPMENT.NET

The major classifications of property and equipment consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Computer equipment	1,119,286	$1,114,994
Infrastructure	158,400	158,400
Software	101,775	89,970
Furniture & fixtures	87,478	84,503
Automobiles	74,631	74,631
Equipment and tools	59,110	44,935
Less: accumulated depreciation	(855,570)	(784,318)

Net Fixed Assets	$745,110	$783,115

Depreciation expense for the three months and six months ended June 30, 2007 was $35,217 and $71,252, respectively. For the three months and six months ended June 30, 2006, depreciation expense was $35,176 and $71,994, respectively. Depreciation expense from inception to June 30, 2007 was $1,129,549.

NOTE 9 - LOANS PAYABLE

The Company had loans outstanding of $392,146 and $347,743 as of June 30, 2007 and December 31, 2006, respectively, payable to certain individuals. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

Interest Rate	Loans Payable	June 30, 2007	December 31, 2006
Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. During 2006, the Company and the creditors agreed to convert three of the notes into 6% convertible debenture with an attached warrant. The exchanged debentures and the warrants are both exercisable at $0.40 per share. ( See Note 10 - Convertible Debentures). Currently five of the original notes are still are delinquent. No interest has been accrued upon the remaining notes.	$111,000	$111,000

6.00%	A loan consisting of principal of $108,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of June 30, 2007 and December 31, 2006 is $22,936 and $19,723, respectively.	130,936	127,723

6.00%	A loan consisting of principal of $40,000 with no stated interest rate, repayment terms or maturity date. Interest is imputed at 6% annually, based upon a 365-day calendar year. Accrued interest payable as of June 30, 2007 and December 31, 2006 is $10,210 and $9,611, respectively.	50,210	49,611

Unstated	The Company issued a promissory note to a financial consultant in connection with services rendered advising the Company on public market issues. The note is non-interest bearing, with no repayment terms or maturity date. No interest has been imputed.	60,000	60,000

6.00%	A loan consisting of principal of $40,000 with no stated interest rate and a maturity date of June 25, 2007. Interest of 6% begins accruing July 1, 2007.	40,000	-

	Total Loans Payable	$392,146	$347,743

Long Term Liabilities: Effective as of April 18, 2006, the Company acquired the net assets of AI, including long term liabilities of $131,901. The long term liabilities are due to an officer of AI representing cash he advanced to AI operations and the obligations for two vehicles purchased by AI. Following is a summary of AI’s long-term debt at June 30, 2007, with current maturities determined based upon the net reduction of debt arising from AI making the minimum agreed-to payments.

June 30,
2007
15.25% loan payable to an officer for the purchase of a vehicle; monthly payments of $575 through August 2011, secured by the vehicle purchased.	$21,101
19.50% loan payable to an officer for the purchase of a vehicle; monthly payments of $897 through January 3, 2011, secured by the vehicle purchased.	27,600
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950
Total long term debt	129,651
Less: Current portion of long-term debt	(90,763)
Net Long Term Debt	$38,888

Under the terms of the loans described above, AI is obligated to pay at least the following principal amounts in the years specified below:

Year	Amount
2007	$85,640
2008	10,719
2009	12,796
2010	15,282
2011	5,214
Total	$129,651

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

During the third quarter of 2006, following the expiration of the extension of the maturity dates of the 2004/2005 Agreements (i.e., June 30, 2006), all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. One note holder has requested that he be repaid in cash. The Company has continued to accrue interest on the notes through June 30, 2007 and subsequently, up to the date of conversion (or in one case, repayment), which was determined to be the date that the note holders signed their conversion agreements. The Company has, based upon the notes and the accrued interest, issued a total of approximately 2,153,011 shares of its restricted common stock.

The transactions, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, as of June 30, 2007, due to the indeterminate number of shares which might be issued under the embedded host debt conversion feature of the note, the Company is required to record a liability relating to both the detachable warrant and the embedded convertible feature of the note (included in the current liabilities as “derivative liability”). As of June 30, 2007, the contingency in share pricing which caused the determinate share calculation was resolved with the final conversion agreements for all but two of the note holders. During 2006, the Company transferred the derivative and warrant liabilities to paid-in capital. The following table summarizes the remaining embedded derivatives at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Derivative liability	$241,789	$339,450
Warrant liability	164,198	300,420
Convertible debentures	264,029	257,469
Subtotal	670,016	897,339
Adjustment of derivative and warrant liability to fair value	261,311	27,428
Accretion of principal and interest related to convertible debentures	83,673	90,233
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	110,233	103,673
Less: Notes and interest converted	(861,204)	(861,204)
Total Convertible debentures	264,029	257,469
Less: Current portion of convertible debentures	(264,029)	(257,469)
Total Non-current Convertible Debentures	$-	$-

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

In the first quarter of 2007, the Company raised $179,500 through the issuance of 14 debentures ranging in value from $1,000 to $25,000 via issuance of convertible debentures under the same terms as the previous debentures issued.

During the second quarter of 2007, the Company continued to raise funds via issuance of convertible debentures under the same terms as the debentures issued during 2005 and 2006. Through June 30, 2007, the Company raised $373,500 through the issuance of 10 convertible debentures ranging in value from $5,000 to $250,000. The debentures have various due dates and provide for warrants exercisable into 1,117,500 shares of the Company's common stock. In addition, the Company and/or founder have committed to issue 900,000 shares of the Company’s common stock as a condition of the funds raised.

Also, during the second quarter of 2007, the Company converted 31 convertible debentures into 2,099,992 shares payable based on notices of conversion from their investors. The Company reclassified $419,999 in debentures and accrued interest to common stock payable. The Company issued the shares in the third quarter. (See “Note 12 - Subsequent Events” of the Notes to the Financials for further details regarding this transaction.) The Company also paid one convertible debenture, including accrued interest, in the amount of $11,348 and made partial payment of another convertible debenture, including accrued interest, in the amount of $7,000. The Company increased its convertible debentures balance to $10,000 with one investor in exchange for the investor agreeing to extend the payment terms of their $5,000 convertible debenture plus interest of $590. The increase of $4,410 has been recorded as financing costs in the accompanying income statement. In addition, the Company issued 62,500 warrants to one investor to extend the payment terms of their convertible debenture. The fair value of the warrants issued totaled $18,326 and the amount has been recorded as financing costs in the accompanying income statement.

At June 30, 2007, the Company has outstanding 71 convertible debentures. The total includes 66 convertible debentures exchanged for cash, three convertible debentures exchanged for short-term loans, one convertible debenture exchanged for an account payable and one note issued as part of the acquisition of DV Photo. The combined convertible debentures represented a principal balance of $1,469,191 and a potential obligation for the Company to issue 6,134,850 shares of common stock.

In addition to the potential shares issuable under the convertible debentures, the Company has issued detachable warrants which are attached to the convertible debentures and provide the debenture holders with the right to subscribe to shares of restricted common stock at an exercise price of $0.20 (and $0.40 for the warrants attached to the convertible debentures issued to four creditors and $0.50 for one creditor). The total shares available for issue under the terms of the warrants as of June 30, 2007 is 11,597,260 shares in exchange for investments of $2,570,702. The Warrants will expire during the period of July 5, 2008 through May 18, 2010.

The following table summarizes the outstanding convertible debentures and related warrants:

Summary of 2005/2006/2007 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$-	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	941,250
Proceeds received during 2006	1,647,875	8,239,374	-	8,239,374
Accounts payable and loans converted to convertible notes	176,577	467,584	-	364,136
Conversions during 2006	(632,477)	(3,162,385)	-	-
Accrued Interest	41,143	212,110	-	-
Total outstanding at December 31, 2006	1,303,368	6,107,933	-	9,544,760
Proceeds received during 2007	553,000	1,990,000	-	1,990,000
Increase for payment term extension during 2007	4,410	22,045	-	62,500
Accrued Interest	46,760	206,604	-	-
Conversions during second quarter 2007	(419,999)	(2,099,992)	-	-
Payments during second quarter 2007	(18,348)	(91,740)	-	-
Total outstanding at June 30, 2007	$1,469,191	6,134,850	$-	11,597,260

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the detachable warrants of $4,702,936 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 211%; risk free interest rate of 4.5%; dividend yield of 0%; and a three year term. The face amount of the convertible debentures (i.e., $2,510,702) was proportionately allocated to the convertible debentures and the warrants in the amount of $968,653 and $1,542,049, respectively. The convertible debentures proportionate allocation factor was then further allocated between the Notes and the beneficial conversion feature and $781,123 was allocated to the beneficial conversion feature and the balance of $187,530 was allocated to notes. The combined total value of the warrants and the beneficial conversion feature amounting to $2,323,172 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the six months ended June 30, 2007, the Company amortized a total of $724,377. The discounts and amortization are summarized in the following table:

	June 30, 2007	December 31, 2006
BCF discount to Paid in capital	$(781,123)	$(702,953)
Warrant Discount to Paid in capital	(1,542,049)	(1,248,688)
Proceeds from convertible debentures	2,570,702	2,011,641
Subtotal	247,530	60,000

Deduct value converted to common stock and common stock payable	(1,135,950)	(734,250)
Deduct convertible debt not subject to accretion	(247,530)	(60,000)
Total discount to accrete	1,187,222	1,217,391

Interest expense on convertible debentures - Amortized	(709,012)	(405,660)
Interest expense on convertible debentures - Accrued	(48,767)	(41,864)
Convertible debt not subject to accretion	(247,530)	(60,000)
Total Current Liability	$(1,005,309)	$(507,524)

Defaults on Convertible Debentures

Several of the Company’s convertible debentures have matured without conversion or repayment. As of June 30, 2007, ten convertible debenture holders agreed to extend the terms of their convertible debentures and three convertible debentures totaling $230,000 currently remain in default.

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

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. This lease was canceled in May of 2007.

ProLogis-Macquarie U.S. LLC Office Lease Agreement

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive Suite B, Atlanta, Georgia 30336. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI will use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year.

As of June 30, 2007, approximate future commitments under the above office leases are as follows:

2007	$285,221
2008	$658,550
2009	$688,010
2010	$700,214
2011	$712,788
2012 through 2017	$3,453,041

Employment Agreements/Employee Matters

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

Mr. Johnson’s employment agreement also provided for the grant of incentive or non-statutory stock options to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

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

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' base salary is $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately upon the signing of the Employment Agreements, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s Common Stock resumes trading on the OTCBB. Additionally, Mr. Morris was granted additional stock options to purchase 400,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately upon signing the employment agreement and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the additional options granted totaled $232,441.

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

In addition to the employment agreements with the officers and directors, the Company also signed employment agreements with 41 employees. Under the terms of the officers, director and employee agreements, the Company has committed to compensation expenses of approximately $4,286,585, of which $1,240,011 will be deferred until the Company has completed its next round of financing and its common stock is traded on the OTCBB.

On March 30, 2007, the Company gave notice to its employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until such time as the Company’s common stock resumes trading on the OTCBB. In addition, all vacation grants for employees were reduced from four weeks to two weeks. Deferred salary amounts not accrued by March 30, 2007 were considered to be forfeited. This action taken by the Company is expected to result in an annualized savings of approximately $1,235,000. Also, on June 29, 2007, the Company terminated five employees and cancelled the contract of a consultant. This action taken by the Company is expected to result in additional savings of approximately $1,000,000 per year.

NOTE 12 - SUBSEQUENT EVENTS

Stock Issuances

As of July 20, 2007, 33 of the 93 convertible debenture holders agreed in writing to exercise their conversion options at $0.20 per share. The total includes 2 convertible debenture holders that had agreed to convert subsequent to June 30, 2007 and the 31 convertible debenture holders that agreed prior to June 30, 2007. (See “Note 10 - Convertible Debentures” of the Notes to the Financials for further details regarding this transaction.) Based on these agreements, the Company converted $405,760 of principal and $18,582 of accrued interest in exchange for 2,121,444 shares of common stock.

During the second quarter of 2007, an officer of the Company requested repayment of two non-interest bearing notes in the amounts of $78,192 and $1,793. The notes were repaid with 399,924 restricted shares of the Company’s common stock at the agreed-upon rate of $0.20 per share in July 2007.

In July 2007, the Company issued 1,100,000 and 210,000 shares of common stock previously recorded as common stock payable for shares assigned by the founder for capital raised and for consulting services, respectively.

In addition, in July 2007 the Company issued 241,379, 1,146,593 and 500,000 shares of common stock previously recorded as common stock payable for the acquisition of DV Photo Shop, Tytess and technology from James E. Thomas, respectively.

Convertible Debentures and Financing Arrangements

Subsequent to the end of the second quarter of 2007, the Company continued to raise funds through the issuance of convertible debentures under the same terms as the debentures issued during 2005 and 2006. Through August 3, 2007, the Company raised $100,000 through the issuance of 3 convertible debentures ranging in value from $25,000 to $50,000. The debentures have various due dates and provide for warrants exercisable into 285,713 shares of the company's common stock.

In addition, the founder of the Company has raised capital and has loaned an additional $76,000 to the Company. As a condition of the capital raised, the founder has assigned or committed to assign 487,795 of his personal shares or Company shares. Any shares assigned by the founder are repayable by the Company to the founder.

Legal Proceedings

McKenney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - Complaint filed March 21, 2007)

The Company, subsequent to the end of the second quarter of 2007, has responded to the motions to strike the company's answer and for summary judgement and has requested oral arguments on the summary judgment motion. As of the date of this filing no other significant action has been taken in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (United States District Court of the Central District of CA - complaint filed July 2, 2007)

On July 2, 2007, Attorney David Lefkowitz filed a complaint for fraudulent inducement and breach of the settlement agreement executed between the parties in the Lefkowitz v. Winsonic matter pending in the Superior Court of California. (See “Note 6 - Summary of Legal Proceedings” of the Notes to the Financials for a discussion of the related claim.) Mr. Lefkowitz seeks $100,000 in damages under the fraudulent inducement claim and $100,000 under the breach of contract claim. As of the date of this filing no other significant action has been taken in this matter.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to attract customers, our ability to raise capital, the retention of key employees and changes in the regulation of our industry.

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

Discussion of Material Transactions and Developments

Sassy Development Corporation, Inc.

On May 23, 2007, the Company entered into an agreement with Sassy Development Corporation, Inc. (“SDC”) to provide consulting services to the Company for a period of ninety days, including assistance in formulating strategic and financial planning objectives, assistance in the development of capitalization plans, and financial advisement to the Company. SDC will provide the services in exchange for 100,000 shares of Winsonic’s common stock (valued at $0.50 per share) to be issued upon completion of the services.

Material Changes in Results of Operations

As a “development stage company” the Company has not commenced material commercial operations. As of June 30, 2007, the Company has recorded $1,953,000 of revenue since inception. During the six months ended June 30, 2007, the consolidated operations of the Company, combined with WDCSN, AI, Tytess and Winsonic Digital Store (“WDS”) yielded revenue of $1,136,000.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following schedules include the separate and consolidated information for the operations of the Company for the three months ended June 30, 2007 and 2006:

	For the three months ended June 30, 2007
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$4,000	$228,855	$243,919	$4,403	$481,177
Gross Profit	-	4,000	20,018	22,472	1,524	48,014
SG & A expenses	1,167,938	491,789	463,139	65,968	27,716	2,216,550
Loss from operations	(1,167,938)	(487,789)	(443,121)	(43,496)	(26,192)	(2,168,536)
Net Loss	$(2,412,639)	$(487,789)	$(445,329)	$(43,496)	$(26,192)	$(3,415,445)
Loss per share - basic and diluted						$(0.07)

	For the three months ended June 30, 2006
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$-	$236,776	$-	$-	$236,776
Gross Profit	-	-	80,827	-	-	80,827
SG & A expenses	1,504,028	-	395,091	-	-	1,899,119
Loss from operations	(1,504,028)	-	(314,264)	-	-	(1,818,292)
Net Loss	$(1,640,913)	$-	$(310,296)	$-	$-	$(1,951,209)
Loss per share - basic and diluted						$(0.05)

For the three months ended June 30, 2007, the Company incurred an operating loss of $2,169,000 compared to an operating loss of $1,818,000 in the comparable period of 2006. Total operating expenses for the three month period ended June 30, 2007 primarily consisted of selling, general and administrative expenses of $610,000, payroll expense of $1,184,000, payroll expense - related party of $387,000 and depreciation expense of $35,000, compared to selling, general and administrative expenses of $498,000, payroll expense of $1,098,000, payroll expense - related party of $268,000 and depreciation expense of $35,000, in the comparable period last year. The increases in the expenses are related to the acquisitions made in 2006 of Tytess and the Store and the addition of personnel and occupancy costs related to the planned expansion of the Company’s business operations for WDCSN which is expected to be fully operational in the third quarter of 2007.

During the year ended 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vest during the reported period.  The combined payroll expense and payroll expense - related party for the three months ended June 30, 2007 and 2006 include compensation expenses of $474,000 and $105,000, respectively, arising from vested employee stock options committed to employees during each quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the three months ended June 30, 2007, the Company incurred interest expense of $1,001,000 compared to an interest expense of $407,000 in the comparable period of 2006. The increase in interest expense during the three months ended June 30, 2007 is $594,000. The increase is primarily due to financing costs of $586,000. Interest expense - related party increased to $39,000 for the six months ended June 30, 2007 compared to $22,000 for the same period in 2006. The increase is related to the increase in the balance of related party notes payable.

During December of 2004 and January of 2005 the Company issued a total of approximately $1,015,000 in convertible debentures. Please reference “Note 10 - Convertible Debentures” of the financial statements for a more detailed explanation. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible debentures as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three months ended June 30, 2007 the Company recorded an unrealized loss of approximately $147,000 compared to an unrealized gain of approximately $301,000 during the same period ended June 30, 2006 from the adjustment of the same liabilities.

For the three month period ending June 30, 2007, the Company recorded legal settlement costs of $60,000 compared to $6,500 during the same period ended June 30, 2006. The increase is related to the issuance of 200,000 shares in partial settlement of a lawsuit.

For the three-months ended June 30, 2007, the Company recorded a net loss of $3,415,000, compared to the same period in 2006 when the Company recorded a net loss of approximately $1,951,000.

The components of change in loss recognized during the three months ended June 30, 2007 compared to the same period in 2006 are an increase in operating expenses in the amount of $317,000, an increase in other income (expense) of $1,114,000 and a decrease in gross profit of $33,000. The gross profit relates to a decrease in AI gross profit in the amount of $61,000 offset by gross profit in the amount of $24,000 for the business operations Tytess and the Store which were acquired in 2006 and gross profit in the amount of $4,000 for WDCSN whose operations are new and not expected to be fully operational until the third quarter of 2007. The increase in operating expenses is comprised of $586,000 related to expenses of WDCSN, Tytess and the Store which were acquired in 2006, $68,000 in increased payroll expenses for AI offset by a reduction in stock compensation expense of $184,000 and a $89,000 reduction of payroll expenses for WDMG related to the elimination of the accrual of all salary deferrals until such time as the Company’s common stock resumes trading on the OTCBB. The increase in other income (expense) relates to the charge to financing costs in the amount of $586,000 for stock to be issued in certain financing transactions and an increase in the “unrealized gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities” in the amount of $448,000.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

The following schedules include the separate and consolidated information for the operations of the Company for the six months ended June 30, 2007 and 2006:

	For the six months ended June 30, 2007
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$4,000	$541,867	$582,314	$7,503	$1,135,684
Gross Profit	-	4,000	129,198	63,960	3,071	200,229
SG & A expenses	2,787,765	886,336	730,403	154,485	63,758	4,622,747
Loss from operations	(2,787,765)	(882,336)	(601,205)	(90,525)	(60,687)	(4,422,518)
Net Loss	$(5,090,737)	$(882,336)	$(605,464)	$(90,525)	$(60,687)	$(6,729,749)
Loss per share - basic and diluted						$(0.14)

	For the six months ended June 30, 2006
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$-	$236,776	$-	$-	$1,135,684
Gross Profit	-	-	80,827	-	-	200,229
SG & A expenses	2,260,054	-	395,091	-	-	2,655,145
Loss from operations	(2,260,054)	-	(314,264)	-	-	(2,574,318)
Net Loss	$(3,034,612)	$-	$(310,296)	$-	$-	$(3,344,908)
Loss per share - basic and diluted						$(0.08)

For the six months ended June 30, 2007, the Company incurred an operating loss of $4,423,000 compared to an operating loss of $2,574,000 in the comparable period of 2006. Total operating expenses for the six month period ended June 30, 2007 primarily consisted of selling, general and administrative expenses of $1,107,000, payroll expense of $2,413,000, payroll expense - related party of $1,031,000 and depreciation expense of $71,000, compared to selling, general and administrative expenses of $713,000, payroll expense of $1,390,000, payroll expense - related party of $480,000, and depreciation expense of $72,000, in the comparable period last year. The increases in the expenses are related to the acquisitions made in 2006 of AI, Tytess, and the Store and the addition of personnel and occupancy costs related to the planned expansion of the Company’s business operations for WDCSN which is expected to be fully operational in the third quarter of 2007.

During the year ended 2006, the Company applied SFAS No. 123(R), which requires the Company to recognize the expense of employee incentive options that vest during the reported period.  The combined payroll expense and payroll expense - related party for the six months ended June 30, 2007 and 2006 include compensation expenses of $1,085,000 and $774,000, respectively, arising from vested employee stock options committed to employees during each quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the six months ended June 30, 2007, the Company incurred interest expense of $2,397,000 compared to an interest expense of $426,000 in the comparable period of 2006. The increase in interest expense during the six months ended June 30, 2007 is $1,971,000. The increase is primarily due to financing costs of $1,696,000 and the accretion of interest related to share notes in the amount of $724,000 during the six months ended June 30, 2007 compared to accretion of interest related to share notes of $466,000 during the comparable period in 2006. Interest expense - related party increased to $84,000 for the six months ended June 30, 2007 compared to $39,000 for the same period in 2006. The increase is related to the increase in the balance of related party notes payable.

During December of 2004 and January of 2005 the Company issued a total of approximately $1,015,000 in convertible debentures. Please reference “Note 10 - Convertible Debentures” of the financial statements for a more detailed explanation. Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the convertible debentures as a liability. Changes in the value of the derivative liability and the warrant liability are reflected on our income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the six months ended June 30, 2007 the Company recorded an unrealized gain of approximately $234,000 compared to an unrealized loss of approximately $295,000 during the same period ended June 30, 2006 from the adjustment of the same liabilities.

For the six months ended June 30, 2007, the Company recorded a net loss of $6,730,000, compared to the same period in 2006 when the Company recorded a net loss of approximately $3,345,000.

The components of change in loss recognized during the six months ended June 30, 2007 compared to the same period in 2006 are an increase in operating expenses in the amount of $1,968,000 and an increase in other income (expense) of $1,537,000 offset by gross profit of $119,000. The gross profit relates to an increase in AI gross profit in the amount of $48,000 and $67,000 for the business operations Tytess and the Store which were acquired in 2006 and gross profit in the amount of $4,000 for WDCSN whose operations are new and not expected to be fully operational until the third quarter of 2007. The increase in operating expenses is comprised of $1,105,000 related to expenses of WDCSN, Tytess and the Store, an increase in stock compensation expense of $311,000, an increase in AI expenses of $287,000 related to a full year of expenses in 2007 compared to approximately two and one-half months in 2006, an increase in occupancy costs of $100,000 and increased professional fees and consulting of $200,000. The increase in other income (expense) relates to the charge to financing costs in the amount of $1,696,000 for stock to be issued in certain financing transactions and an increase in the accretion of interest related to share notes in the amount of $258,000 offset by a decrease in the “unrealized change in gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities” in the amount of $529,000.

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

Material Changes in Financial Condition

As of June 30, 2007, we had a working capital deficit of $10,712,000, compared to a deficit of $7,723,000 as of December 31, 2006.

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

For the six month period ending June 30, 2007 we used $899,000 in our operating activities, compared with $673,000 in the comparable period of 2006.

For the six month period ending June 30, 2007 our investing activities used $33,000 for the purchase of fixed assets, compared to $160,000 in the comparable period of 2006.

For the six month period ending June 30, 2007 our financing activities generated $937,000 compared to $834,000 being generated in the comparable period last year. The funds generated from our financing activities during the six months ended June 30, 2007 consists primarily of proceeds from loans payable, loans payable - related party and share loans of $913,000 and an increase in the bank overdraft in the amount of $62,000 which was partially offset by repayments of $38,000 on loan obligations. For the comparable period ended June 30, 2006, the Company raised $862,000 from loans payable, loans payable - related party and convertible notes and an increase in the bank overdraft in the amount of $15,000 which was partially offset by the payment of a related party loan payable of $43,000.

From inception, the Company has raised $6,860,000 to fund operations.  Of the total funds raised, $5,386,000 was used to provide the necessary resources for the development stage operations of the Company and $1,482,000 was used to purchase fixed assets. The funds include cash of $3,385,000 which was raised through convertible debentures and warrants for common stock (net of repayments); and cash of $1,475,000 which was raised through loans (net of repayments).  The Company also raised $2,000,000 from the issuance of common stock.

For the six month period ending June 30, 2007 the Company’s net cash position increased by $4,800 compared to zero in the comparable period of 2006.

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

The Company’s future results will depend in part on the success of its ability to profitably grow revenues under the existing contracts and to control costs through the development and use of low-cost subcontractors, partnering and sourcing models. The Company’s current contracts are multiyear engagements under which the Company will provide project management, site construction, architectural and engineering services, and installation services for larger digital service providers. The planned expansion includes, among other things, commercial operations where the Company will deliver digital services across several platforms, the integration and continued growth of AI, Tytess, Winsonic Diversity, and Winsonic Digital Store. With potential joint ventures, such as Native American Television Network, Inc., the Company’s facilities-based network and current service contracts are expected to provide a base of recurring revenue. The Company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

The Company has, to date, focused almost exclusively upon the startup phase of its operations. To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion. The Company’s priorities for the next twelve months of operations are to expand our human resources to adequately service our existing contracts and to reach a sustainable profitability level. As we expand our operations with the expectation of growing revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business. While we will attempt to attract and retain qualified employees under similar terms to those terms currently in place, we may not be able to obtain agreements allowing for deferral of payroll or payment of portions of compensation in the form of equity.

While management expects revenue generation to increase, the Company expects to operate with a deficit in cash flows for the next few months. The deficit, which arises primarily from payroll obligations, may be satisfied through a combination of employee salary deferrals and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). On March 30, 2007, the Company gave notice to its employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until such time as the Company’s common stock resumes trading on the OTCBB. In addition, all vacation grants for employees were reduced from four weeks to two weeks. Deferred salary amounts not accrued by March 30, 2007 were considered to be forfeited. This action taken by the Company is expected to result in an annualized savings of approximately $1,235,000. Also, on June 29, 2007, the Company terminated five employees and cancelled the contract of a consultant. This action taken by the Company is expected to result in additional savings of approximately $1,000,000 per year. Management intends to focus substantial efforts on the funding of the current projects and operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations continue. The Company believes that the current management team has the applicable skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2007. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing & implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. To date, we have hired a Chief Operating Officer and a Controller. We are interviewing candidates to fill the CFO position and certain other accounting positions.

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

There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2007, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, the Company received proceeds of $373,500 from the issuance of convertible debentures and warrant purchase agreements to 10 accredited investors. The Agreements also included detachable warrants, which allowed the warrant holders to purchase 1,117,500 shares of common stock of the Company. We neither received nor paid any commissions in connection with these issuances. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2007, the Company has several convertible notes which matured without conversion or repayment. The balance of the notes currently in default is $230,000. The Company is seeking approval to extend or convert the notes into restricted shares of the Company’s common stock.

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

Item 5. Other Information.

In May 2007, the lease agreement with JT Communications, LLC dated June 22, 2006 for the right to use a cabinet and certain office space on the 5th floor of 55 Marietta Street in Atlanta, Georgia was cancelled.

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive, Suite B, Atlanta, Georgia 30036. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI will use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year.

Item 6. Exhibits.

*10.1	Office Lease Agreement for Westgate Industrial Center #3, 5290 Westgate Drive, Suite B, Atlanta, Georgia, by and between ProLogis-Macquarie U.S. LLC and Automated Interiors, LLC., dated May 23, 2007.

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

August 14, 2007	By:	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)