Form 10QSB
period 2007-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2007-11-14
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2007

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

The issuer had 68,828,844 shares of common stock outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2007

Table of Contents

Page

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets, September 30, 2007 (Unaudited) and December 31, 2006	2
Consolidated Statements of Operations, for the three months and nine months endedSeptember 30, 2007 and 2006 and from inception (September 10, 2002) to September 30, 2007 (Unaudited)	3
Consolidated Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and from inception (September 10, 2002) to September 30, 2007 (Unaudited)	4
Statement of Stockholders’ Deficit (Unaudited)	5
Notes to the Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis	30
Item 3. Controls and Procedures	37

PART II OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 6. Exhibits	38

SIGNATURES	39

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (UNAUDITED) & DECEMBER 31, 2006 (AUDITED)

	Unaudited 9/30/2007	Audited 12/31/2006
ASSETS

ASSETS:

Cash	$415	$3,506
Accounts receivable	374,699	464,612
Prepaid expense	127,601	67,667
Inventory	6,743	5,387
Construction in process	210,580	254,640
Total current assets	720,038	795,812

Fixed assets, net of accumulated depreciation of $868,871 and $784,318, respectively	777,700	783,115
Goodwill	984,291	984,291
Other assets	85,816	25,000
TOTAL ASSETS	$2,567,845	$2,588,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$3,958,596	$2,859,371
Bank overdraft	7,829	-
Billings on construction in process	398,316	489,261
Accrued payroll and related taxes	4,395,449	2,138,152
Legal settlement liabilities	1,877,000	775,000
Due to other related parties	48,570	-
Loans payable	354,384	347,743
Loans payable -related party	542,279	414,555
Derivative liability related to convertible debentures	32,411	339,450
Warrant liability related to convertible debentures	28,122	300,420
Convertible debentures - 2004/2005 Agreements	35,025	257,469
Convertible debentures, net of debt discount totaling $355,200 and $794,784, respectively	1,074,504	507,524
Current portion of long term liabilities	80,950	90,197
Total current liabilities	12,833,435	8,519,142

Long term debt	-	44,822

TOTAL LIABILITIES	12,833,435	8,563,964

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,312,433 and 49,578,057 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	66,312	49,578
Additional paid-in capital	23,425,377	13,609,264
Common stock payable	358,724	1,107,426
Common stock advance for future services	-	(48,175)
Accumulated deficit during development stage	(34,116,003)	(20,693,839)
Total stockholders' deficit	(10,265,590)	(5,975,746)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,567,845	$2,588,218

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 2007 & 2006
AND FROM INCEPTION (September 10, 2002) TO SEPTEMBER 30, 2007 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September, 30		Inception (September 10, 2002) to September
	2007	2006	2007	2006	30, 2007
REVENUE	$233,181	$310,364	$1,368,865	$547,140	$2,186,171

COST OF GOODS SOLD	824,780	284,993	1,760,235	440,942	3,408,134

GROSS PROFIT	(591,599)	25,371	(391,370)	106,198	(1,221,963)

EXPENSES:
Selling, general and administrative	935,122	477,531	2,041,920	1,190,788	7,952,072
Payroll expense	1,094,482	984,366	4,539,179	2,854,260	10,507,433
Consulting services - related party	20,930	-	20,930	-	2,444,227
Depreciation and amortization expense	13,301	35,176	84,554	107,170	1,142,851
Total expenses	2,063,835	1,497,073	6,686,583	4,152,218	22,046,583

OPERATING LOSS	(2,655,434)	(1,471,702)	(7,077,953)	(4,046,020)	(23,268,546)

OTHER INCOME/(EXPENSES):
Interest expense	(3,240,611)	(417,687)	(5,646,865)	(844,054)	(8,786,048)
Interest expense - related party	(41,824)	(27,021)	(116,683)	(66,391)	(410,848)
Legal settlement costs	(1,100,000)	13,500	(1,160,000)	2,000	(2,378,000)
Unrealized gain (loss) on adjustments of derivative and warrant liability to fair value of underlying securities	345,454	(520,006)	579,337	(814,709)	606,765
Interest income	-	29	-	321	730
Other income	-	(1,033)	-	28	119,944
Total other income/(expenses)	(4,036,981)	(952,218)	(6,344,211)	(1,722,805)	(10,847,457)

NNET LOSS BEFORE PROVISION FOR INCOME TAXES	(6,692,415)	(2,423,920)	(13,422,164)	(5,768,825)	(34,116,003)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,692,415)	$(2,423,920)	$(13,422,164)	$(5,768,825)	$(34,116,003)

Basic weighted average number of common shares outstanding	56,053,950	46,539,328	51,787,515	43,218,180

Net loss per basic and diluted common share	$(0.12)	$(0.05)	$(0.26)	$(0.13)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 & 2006
AND FROM INCEPTION (September 10, 2002) TO SEPTEMBER 30, 2007 (UNAUDITED)

	For the nine months ended September 30,		September 10, 2002 (Inception) to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,422,164)	$(5,768,825)	$(34,116,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84,554	107,170	1,142,851
Accretion of principal and interest related to convertible debentures	1,612,939	(756,052)	3,530,874
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(579,337)	814,709	(606,765)
Stock based compensation	1,626,001	1,810,819	6,022,635
Operating expenses paid with stock, options and warrants	-	-	1,036,822
Operating expenses paid by note payable	-	-	60,000
Interest expense paid with stock	-	-	185,621
Financing costs paid with stock and stock payable	3,647,523	-	3,647,523
Financing costs related to conversion of notes and related party notes to stock	285,424	-	285,424
Consulting services paid with stock and stock payable	165,850	-	165,850
Amortization of common stock advances for future services	48,175	-	48,175
Interest accrued and added to notes	96,719	-	276,280
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Other non-cash financing costs	29,732	-	29,732
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	89,913	(153,586)	(183,916)
Increase in prepaid expenses	(59,934)	(16,101)	(125,281)
Increase in inventory	(1,356)	-	(1,356)
Decrease (increase) in construction in process	44,060	(74,687)	(180,616)
Increase in other assets	(60,816)	(27,843)	(85,816)
Increase in advances to related companies	48,570	-	48,570
Increase in accounts payable and accrued expenses	1,099,225	391,867	4,171,912
(Decrease) increase in billings on construction in process	(90,945)	86,986	255,995
Increase in accrued payroll and related taxes	2,257,297	1,257,664	5,447,805
Increase in legal settlement liabilities	1,160,000	5,000	2,385,000
Net cash used in operating activities	(1,918,570)	(2,322,879)	(6,406,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisitions	-	20,511	16,670
Purchase of fixed assets	(140,269)	(180,691)	(1,588,733)
Net cash used in investing activities	(140,269)	(160,180)	(1,572,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	7,829	(8,909)	7,829
Proceeds from loans payable	40,000	69,666	475,251
Payment on loans payable	-	-	(23,335)
Proceeds from loan payable - related party	395,893	20,082	1,334,604
Payment on note payable - related party	(37,000)	(120,830)	(314,970)
Payment on convertible debentures	(39,448)		(39,448)
Proceeds from convertible debentures	1,688,474	1,233,950	4,538,539
Proceeds from common stock issued	-	1,289,100	2,000,100
Net cash provided by financing activities	2,055,748	2,483,059	7,978,570

NET (DECREASE) INCREASE IN CASH	(3,091)	-	415

CASH, BEGINNING OF PERIOD	3,506	-	-

CASH, END OF PERIOD	$415	$-	$415

SUPPLEMENTARY INFORMATION:
Interest paid	$4,448	47,695	$51,572
Income taxes paid	$-	$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$-	$19,867	$820,000
Forgiveness of salary payable to officer	$-	$399,919	$702,644
Forgiveness of payroll tax for officer	$-	$-	$20,655
Issuance of common stock as deposit on lease obligation	$-	$-	$250,000
Issuance of common stock and stock payable as payment for subsidiaries acquired	$-	$168,902	$939,528
Issuance of common stock as payment on loans payable and loan payable - related party	$585,984	$-	$896,984
Issuance of common stock and warrants for salary payable	$-	$314,823	$515,679
Issuance of common stock upon conversion of debentures	$1,827,115	$889,709	$3,468,299
Adjustment to paid in capital for accumulated depreciation	$-	$-	$281,481
Issuance of common stock for legal settlement	$58,000	$450,000	$508,000

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

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

							Common	Accumulated
							Stock	Deficit
					Additional	Common	Advance for	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Future	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Services	Stage	Deficit

Incentive stock options for employees	-	-	-	-	1,626,001	-	-	-	1,626,001

Stock and stock payable for financing costs	-	-	6,930,238	6,930	3,368,019	272,574	-	-	3,647,523

Amortization of common stock advance for future services	-	-	-	-	-	-	48,175	-	48,175

Issuance of stock in satisfaction of convertible debentures	-	-	6,162,909	6,163	1,820,952	-	-	-	1,827,115

Issuance of stock in satisfaction of loan payable and loan payable - related party	-	-	1,133,257	1,133	584,851	-	-	-	585,984

Issuance of stock and stock payable for consulting services	-	-	210,000	210	99,490	66,150	-	-	165,850

Issuance of stock as payment of stock payable	-	-	2,097,972	2,098	1,085,328	(1,087,426)	-	-	-

Discount allocated to warrant on convertible debt	-	-	-	-	971,831	-	-	-	971,831

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	183,515	-	-	-	183,515

Issuance of stock warrants	-	-	-	-	18,326	-	-	-	18,326

Issuance of common stock for legal settlement liability	-	-	200,000	200	57,800	-	-	-	58,000

Net loss	-	-	-	-	-	-	-	(13,422,164)	(13,422,164)

Balance, September 30, 2007	-	$-	66,312,433	$66,312	$23,425,377	$358,724	$-	$(34,116,003)	$(10,265,590)

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

During 2006, the Company acquired a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”) and Winsonic Digital Store, Ltd. (formerly DV Photo Shop, Ltd.) (the “Store” or “WDS”). These actions represent a series of strategic investments in new markets and new services that expand the offering of the Company, while complimenting our existing business. Together with our existing digital distribution platform comprised of the Winsonic Digital Cable Systems Network, Ltd. networks, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally located utilities, project management, telephone, internet, audio/video and digital TV.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of September 30, 2007, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the nine months ended September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. The condensed financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006 and the supplementary information filed in connection with the acquisition of AI. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements included in this report include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank accounts in three financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of September 30, 2007, the Company did not have any accounts with balances in excess of the insured balances. As of September 30, 2007 and December 31, 2006, the Company had a balance of $415 and $3,506 respectively, in its cash accounts. Currently, cash management is handled by Company management.

Accounts Receivable

Accounts receivable is uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed for collectability on a monthly basis. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At September 30, 2007 and December 31, 2006 there was no reserve for doubtful accounts.

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

Telecommunication Equipment	5 Years
Furniture & Fixtures	7 Years
Computer Equipment	5 Years
Transportation Equipment	5 Years
Software	3 Years

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

During the nine months ended September 30, 2007, the Company committed to issue options for 3,475,000 shares of common stock to employees and recorded a related compensation expense of $854,000 for the vested portion of such options. The compensation expense is based on the fair market value of the options utilizing the Black-Scholes option pricing model. The Company’s employee stock option activity for the nine months ended September 30, 2007 and September 30, 2006 is presented below:

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding - Beginning of Period	9,309,304	$0.78	4,000,000	$0.82
Granted or committed	3,475,000	0.65	4,800,000	0.66
Exercised	-	-	(600,000)	0.01
Cancelled	(1,335,793)	0.65	(1,000,000)	1.00
Outstanding - End of Period	11,448,511	$0.68	7,200,000	$0.69
Exercisable - End of Period	9,493,456	$0.73	3,992,894	$0.80

Option Pricing Model

The Company has elected to utilize the Black-Scholes option valuation model in deriving fair market values for stock based compensation and embedded derivatives. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In accordance with SFAS No. 123(R) titled "Share-Based Payment," the Company recognized the fair value of the options in the statement of operations on the date of grant.   Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.00% to 4.95%; no dividend yield; volatility factors of the expected market price of the Company’s stock of 166% to 233%; and weighted average expected life of the options of three years (for options issued at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).  The fair value recognized during the nine months ended September 30, 2007 was $1,626,001.

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

Earnings (Loss) Per Share Calculations

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding shares of common stocks during the applicable period. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

- Recognized financial assets and financial liabilities unless a special exception applies

- Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

- Non-financial insurance contracts

- Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

SFAS 159 will be effective for fiscal years beginning after November 2007 with early adoption possible but subject to certain requirements. We do not plan early adoption and we do not expect a material impact on our financial statements from the eventual adoption of SFAS 159.

NOTE 3 - ACQUISITIONS

During the year ended December 31, 2006, the Company acquired three subsidiaries, consisting of the acquisition of Automated Interiors, LLC on April 18, 2006, Tytess Design and Development, Inc. on November 2, 2006 and DV Photo Shop on November 20, 2006. The purchase price of the acquisitions consisted of the following:

	Purchase Price	Shares Issued	Other Consideration
Automated Interiors, LLC	$168,902	411,956	-
Tytess Design and Development	$630,626	1,146,593	-
DV Photo Shop	$200,000	241,379	$60,000 (a	)

(a)	Convertible Note Payable issued, convertible at $0.58 per share.

Automated Interiors:

Effective as of April 18, 2006, the Company acquired the membership interests of AI for 411,956 shares of the Company’s restricted common stock, valued at $0.41 per share, for a total purchase price of $168,902.

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

Tytess Design and Development:

Effective as of November 2, 2006, the Company acquired the outstanding share capital of Tytess from its sole shareholder for 1,146,593 shares of the Company’s restricted common stock, valued at $0.55 per share, for a total purchase price of $630,626.

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

The purchase price was allocated as follows:

Net tangible assets (liabilities) acquired	$(90,141)
Intangible assets acquired	-
Goodwill	720,767
Total Purchase Price	$630,626

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$(3,840)
Accounts receivable	-
Fixed assets	10,075
Other assets	25,510
Current liabilities	(121,886)
Long-term liabilities	-
Net Tangible Assets Acquired	$(90,141)

DV Photo Shop:

On November 20, 2006 the Company acquired the assets of DV Photo Shop. The assets and operations acquired were transferred to a newly created Georgia corporation and the store’s name was changed to Winsonic Digital Store, Ltd. (“the Store”). The assets were acquired for 241,379 shares of the Company’s restricted common stock, valued at $0.58 per share and a convertible note payable of $60,000, for a total purchase price of $200,000. The note is convertible into shares of the Company’s restricted common stock at a conversion price of $0.58 per share.

The Store has its only retail facility in Atlanta, Georgia. The operations of the Store include an urban retail store located in downtown Atlanta, which specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The Store continues to offer the same products and services it offered before the acquisition; however, its future offerings may be expanded to include music downloads, digital photo depot, on-line storage, video conferencing, content development, a music lab for mixing and mastering, and film, video and photo editing.

The purchase price was allocated as follows:

Net tangible assets acquired	$40,247
Intangible assets acquired	-
Goodwill	159,753
Total Purchase Price	$200,000

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$5,387
Accounts receivable	-
Fixed assets	34,860
Other assets	-
Current liabilities	-
Long-term liabilities	-
Net tangible assets acquired	$40,247

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI and Tytess services, the expanded product offerings through the Store facilities, together with the Winsonic product line. As of September 30, 2007, there was no impairment cost recognized. Goodwill is not expected to be deducted for tax purposes.

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

On an unaudited pro forma basis, the combined information for the three and nine months ended September 30, 2007 and September 30, 2006 represents the combined operations of the Company and AI as though both of the companies had been combined as of the beginning of each of the periods presented:

	Three months ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Total pro forma revenues	$161,772	$310,364
Pro forma net loss	$(5,768,883)	$(2,423,920)
Pro forma net loss per share - basic and diluted	$(0.10)	$(0.05)
Reported net loss	$(6,692,415)	$(2,423,920)

	Nine months ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Total pro forma revenues	$703,639	$972,647
Pro forma net loss	$(11,318,117)	$(5,712,201)
Pro forma net loss per share - basic and diluted	$(0.21)	$(0.12)
Reported net loss	$(13,422,164)	$(5,768,825)

NOTE 4 - STOCKHOLDERS’ EQUITY

Effective June 22, 2007, the Company increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000.

Issuance of Common Stock

During the nine months ended September 30, 2007, the Company issued 6,930,238 restricted shares of the Company’s common stock in connection with certain financing transactions. In addition, fifty holders of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.50 per share (See “Note 11 - Convertible Debentures” of the Notes to the Financials for further details regarding these conversions.). Based on these agreements, the Company converted $1,765,760 of principal and $61,355 of accrued interest on these debentures in exchange for the issuance of 6,162,909 restricted shares of the Company’s common stock.

During the nine months ended September 30, 2007, the Company repaid loans payable and loans payable - related party amounts of $40,605 and $259,956, respectively. Specifically, the Company repaid these loans payable by issuing 1,133,257 restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.31 and, in connection therewith, incurred financing costs of $285,424.

During the nine months ended September 30, 2007, the Company issued an aggregate of 420,000 restricted shares of its common stock as payment for consulting services, 210,000 of such restricted shares were previously recorded as common stock payable. In addition, the Company issued 241,379, 1,146,593 and 500,000 restricted shares of common stock, in each case, which were previously recorded as a common stock payable for the acquisition of DV Photo Shop, Tytess and technology from James E. Thomas, respectively.

During the nine months ended September 30, 2007, the Company issued 200,000 restricted shares of its common stock in partial settlement of a lawsuit (See “Note 6- Summary of Legal Proceedings”).

In addition, the Company has issued restricted shares of its common stock subsequent to September 30, 2007 (See “Note 13 - Subsequent Events.”).

Convertible Notes and Warrants:

Since inception, the Company has issued convertible notes together with warrants to fund current operations and other transactions. The notes accrue interest at 6% per annum and mature on various dates or upon the occurrence of certain events relating to the capital structure of the Company. To date, no warrants have been exercised. During the first, second and third quarters of 2007, the Company raised $179,500, $373,500 and $1,135,474, respectively, in connection with offering of convertible notes and warrants. (For a more detailed discussion, see “Note 11 - Convertible Debentures” and “Note 13 - Subsequent Events.”)

The following table summarizes the Company’s warrant activities for the period ending September 30, 2007:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2003	-	$-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	(0.70)
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,603,510	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,082,260	0.25
Warrants issued	5,415,082	0.31
Warrants exercised	-	-
Balance as of September 30, 2007	17,497,342	$0.27

In addition, the Company has issued warrants in connection with certain consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements for the period ending September 30, 2007:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2004	-	$-
Warrants issued	600,000	0.41
Warrants exercised	-	-
Balance as of December 31, 2005	600,000	0.41
Warrants issued	702,354	0.14
Warrants exercised	-	-
Balance as of December 31, 2006	1,302,354	0.26
Warrants issued	-	-
Warrants exercised	-	-
Balance as of September 30, 2007	1,302,354	$0.26

NOTE 5 - RELATED PARTY TRANSACTIONS

Loans Payable - Related Party

During 2006, the Company issued two non-interest bearing notes to an officer of the Company in the amounts of $78,192 and $1,793. Under the terms of the notes, the officer had the right to demand repayment prior to September 29, 2007 and the Company had the right to repay the amounts by issuing shares of the Company’s restricted common stock at a per share price of $0.20. During the second quarter of 2007, the officer requested repayment and the Company issued 399,924 shares of restricted common stock in the third quarter of 2007.

Loans from Founder:

2007: During the nine months ended September 30, 2007, the CEO of the Company entered into certain loan transactions with certain third parties and in turn has loaned an aggregate of $428,392 to the Company. During the nine months ended September 30, 2007, the Company accrued interest on the outstanding principal balance of these loans in the amount of $5,933. As a condition to the loan transactions with such third parties, the CEO has assigned or committed to assign to such third parties an aggregate of 2,948,474 of his personal shares of the Company’s common stock. During the nine months ended September 30 2007, the Company repaid loan amounts of $37,000 and issued 600,000 shares of the Company’s common stock to third parties on behalf of the CEO in exchange for debt forgiveness from the CEO in the amount of $179,971. As of September 30, 2007, the outstanding balance of these loans was $216,393 in principal and $962 in accrued interest. In addition, as of September 30, 2007, the CEO is committed to issue 570,743 shares of the Company’s common stock in connection with these loans.

2006: During 2006, the CEO of the Company loaned $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of September 30, 2007.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest accrues at 10% per annum, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to additional interest of 5% in excess of the rate otherwise applicable to the unpaid balance. During the fiscal year 2006, the Company issued 400,000 shares of restricted common stock to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The balance of the accrued interest payable at September 30, 2007 was $13,074.

2004: As of September 30, 2007 and December 31, 2006, the Company had a loan payable totaling $306,850 and $316,496, respectively, to the CEO which included principal of $209,000. Under the terms of the loan, interest accrues at the rate of 10% per annum. During the nine months ended September 30 2007, the Company paid $32,500 to the CEO as repayment of this loan. The Company is also obligated to issue to the CEO 80,000 shares of common stock valued at $64,000 in connection with the repayment of this loan. Accrued interest included in the loan balances as of September 30, 2007 and December 31, 2006 was $33,850 and $43,496, respectively.

Native American Television Network, Inc (“NATVN”)

During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former president of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of September 30, 2007, there has been no significant operations commenced by NATVN.

Winsonic Diversity, LLC

On May 22, 2006, Winsonic Diversity was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests (51%) and is responsible for the management of Winsonic Diversity, while the Company holds a minority interest (49%). As of September 30, 2007, there has been no significant operations commenced by Winsonic Diversity.

NOTE 6 - SUMMARY OF LEGAL PROCEEDINGS

An estimated liability of $1,877,000 and $775,000 for legal settlements was recorded as of September 30, 2007 and December 31, 2006, respectively. Other than as described below and in Note 13 “Subsequent Events”, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

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

On March 16, 2006, the Company issued 900,000 restricted shares of common stock to Mr. Collazo in settlement of this matter; however, pursuant to a motion filed by Mr. Collazo, the Court ordered the Company to reissue the 900,000 shares of common stock to Mr. Collazo as of September 20, 2002 without the restrictions.  As of the date of this report, the Company has not reissued the stock to Mr. Collazo due to the existence of an attorney’s lien on Mr. Collazo’s judgment in this matter.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

This is a collection suit for $19,800. The disputed amount was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of September 30, 2007.

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

Dell Marketing, LP vs. Winsonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285 plus $90,000 in attorney fees. The entire amount of the judgment and attorney’s fees have been expensed as a general and administrative expense and accrued within accounts payable as of September 30, 2007.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no other significant action has been taken in this matter.

Netscaler Inc. vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable as of September 30, 2007. The parties reached a settlement in March of 2006, pursuant to which the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769 against the Company. As of the date of this report, no further action has been taken in this matter.

Attorney Collection Services vs. Winsonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of September 30, 2007. On September 15, 2006, this matter was dismissed by the court; however, the plaintiff has indicated that it will either file a motion to set aside the dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This is an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of September 30, 2007. The Company filed its Answer contesting service and a Motion to Open Default on April 18, 2006. See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This is an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com matter. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which he asserts he is entitled to pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004.

The parties entered into a settlement agreement on May 4, 2007, pursuant to which the Company agreed to issue 200,000 unrestricted shares of the Company’s common stock to Mr. Lefkowitz and pay $160,000 in installments, which would be discounted upon the sale of the stock. The Company issued the 200,000 unrestricted shares on May 17, 2007, but did not make any cash payments to Mr. Lefkowitz. On June 15, 2007, Mr. Lefkowitz filed a motion for leave to file an amended complaint, which was denied by the Court. On July 2, 2007, Mr. Lefkowitz filed a complaint for fraudulent inducement and breach of the settlement agreement executed between the parties in the Lefkowitz matter. Mr. Lefkowitz seeks $100,000 in damages under the fraudulent inducement claim and $100,000 under the breach of contract claim. The complaint was dismissed for failure to plead the propriety of the Court’s jurisdiction. The plaintiff filed an amended complaint on August 21, 2007. Plaintiff’s amended complaint was dismissed on September 25, 2007, pursuant to the Company’s motion for failing to plead fraud with the requisite particularity. See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this matter.

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

On April 6, 2007, the Company filed its response to the amended complaint, which included a counter-claim for fraud against Mr. Yalley. The Company’s position is that Mr. Yalley deliberately withheld critical information from the Company during the negotiations of the reverse merger with Media and Entertainment.com and participated in fraudulent acts immediately preceding and after the merger. During the nine months ending September 30, 2007, the Company accrued additional costs of $1,100,000 related to this matter. See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this matter.

Eric Young vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed January 11, 2007)

This is an action for breach of contract brought by Eric Young, a former chief financial officer and Director of the Board of Directors of the Company. Mr. Young seeks damages totaling $354,784, which includes $103,934 in unpaid wages, $50,850 in unpaid consulting fees and an additional $200,000 in severance payments. The Company filed its response to the complaint on February 12, 2007, in which the Company asserted a counterclaim for breach of fiduciary duty and unjust enrichment. See “Note 13 - Subsequent Events” of the Notes to the Financials for further details regarding this matter.

McKenney’s, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of September 30, 2007. The Company was served with the summons and complaint on April 4, 2007 and filed its answer and defenses on May 15, 2007. Plaintiff subsequently filed a motion to strike the Company’s answer and moved for summary judgment. During the third quarter of 2007, the Company responded to the motions to strike the Company’s answer and for summary judgment and has requested oral arguments on the summary judgment motion. As of the date of this filing no other significant action has been taken in this matter.

Rosemary Nguyen v. WinSonic Digital Media Group, Ltd. and Winston Johnson (Superior Court of Ca., Orange County - complaint filed August 1, 2007)

This is a collection action for $432,897. The disputed amount originates from a loan agreement entered into between plaintiff and defendants on or about November 30, 2004. The complaint alleges that plaintiff is due 80,000 shares of the Company’s common stock pursuant to the loan. As of the date of this filing, no other significant action has been taken in this matter.

NOTE 7 - GOING CONCERN

The financial statements included in this report have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2007, the Company has recognized approximately $2,186,000 of revenues, and has had accumulated losses from operations of approximately $34,116,000 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Computer equipment	$1,131,208	$1,114,994
Infrastructure	158,400	158,400
Software	101,775	89,970
Furniture & fixtures	87,478	84,503
Automobiles	13,500	74,631
Equipment and tools	154,210	44,935
Less: accumulated depreciation	(868,871)	(784,318)
Net Fixed Assets	$777,700	$783,115

Depreciation expense for the three months and nine months ended September 30, 2007 was $13,301 and $84,554, respectively. For the three months and nine months ended September 30, 2006, depreciation expense was $35,176 and $107,170, respectively. Depreciation expense from inception to September 30, 2007 was $1,142,851.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company has projected losses on the completion of two residential construction contracts and one commercial construction contract for Tytess and has accrued approximately $363,000 as additional cost of goods sold in the accompanying statements of operations.

NOTE 10 - LOANS PAYABLE

The Company had outstanding loans payable to certain individuals who are not related parties of $354,384 and $347,743 as of September 30, 2007 and December 31, 2006, respectively. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

		September 30,	December 31,
Interest Rate	Loans Payable	2007	2006
Unstated	The Company issued eight convertible promissory notes, due October 2005, convertible into shares of common stock at any time prior to maturity. During 2006, the Company and the creditors agreed to convert three of the notes into 6% convertible debenture with an attached warrant. The exchanged debentures and the warrants are both exercisable at $0.40 per share. (See Note 10 – Convertible Debentures). Currently five of the original notes are still delinquent and in default. No interest has been accrued upon the remaining notes.	$111,000	$111,000
6.00%	A loan consisting of principal of $108,000 with no repayment terms or maturity date. Accrued interest payable as of September 30, 2007 and December 31, 2006 is $24,569 and $19,723, respectively.	132,569	127,723
6.00%	A loan consisting of principal of $40,000 with no repayment terms or maturity date. Accrued interest payable as of September 30, 2007 and December 31, 2006 is $10,815 and $9,020, respectively.	50,815	49,020
Unstated	The Company issued a promissory note to a financial consultant in connection with services rendered advising the Company on public market issues. The note is non-interest bearing, with no repayment terms or maturity date. No interest has been imputed.	60,000	60,000
	Total Loans Payable	$354,384	$347,743

In addition, during first quarter of 2007, the Company borrowed $40,000 from an unrelated party with an interest rate of 6% which began accruing five days after the maturity date of June 25, 2007. During the third quarter of 2007, the Company was in default on this loan and issued an aggregate of 208,333 shares of its common stock, valued at $0.69 per share, to cure the default and to repay the outstanding principal balance of the note and $605 of accrued interest. In connection with the repayment of the loan, the Company recorded financing costs totaling $103,145.

Long Term Liabilities: Effective as of April 18, 2006, the Company acquired the outstanding membership interests of AI, which included the assumption of long term liabilities of $131,901. The long term liabilities are due to an officer of AI and represented cash he advanced to fund AI’s operations and the obligations for two vehicles purchased by AI. In the third quarter of 2007, the net book value of the two vehicles and the related debt at the date of purchase were transferred to the officer of AI and all payments made by the Company on the vehicle obligations were recorded as officer compensation. Following is a summary of AI’s long-term debt at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
15.25% loan payable to a third party lender for the purchase of a vehicle; monthly payments of $575 through August 2011, secured by the vehicle purchased. The balance of loan was transferred to an officer of AI during the third quarter of 2007.	$-	$23,129
19.50% loan payable to a third party lender for the purchase of a vehicle; monthly payments of $897 through January 3, 2011, secured by the vehicle purchased. The balance of loan was transferred to an officer of AI during the third quarter of 2007.	-	30,940
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007.	80,950	80,950
Total long term debt	80,950	135,019
Less: Current portion of long-term debt	(80,950)	(90,197)
Net Long Term Debt	$-	$44,822

NOTE 11 - CONVERTIBLE DEBENTURES

2004/2005 Agreements: During December 2004 and January 2005, the Company received an aggregate of $1,015,000 from the issuance of convertible notes and warrants. The offering was made to accredited investors. The convertible notes, which accrued interest of 6% per annum, were due in December 2005 or upon the occurrence of certain events relating to potential changes in the capital structure of the Company. In connection with the issuance of the convertible notes, warrants to purchase up to 1,450,000 shares of the Company’s common stock at an exercise price of $0.70 per share were issued to the accredited investors.

On December 15, 2005, the maturity dates of these convertible notes were extended to June 30, 2006. Following the amendments to the convertible notes, the note holders had the right to convert the face value of the notes into common stock of the Company at the lower of $0.40 per share or 85% of the market value of the common stock at the time of conversion. Additionally, the amendments reduced the exercise price of the warrants to $0.40 per share.

During the third quarter of 2006, following the expiration of the amended maturity dates of the convertible notes, all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. During the third quarter of 2007, two of the remaining three note holders agreed to convert their notes, plus accrued interest into common stock of the Company at the rate of $0.40 per share. The Company has continued to accrue interest on the one remaining note through September 30, 2007. In the aggregate, the Company has issued a total of 2,653,010 shares of its restricted common stock in connection with the conversion of these notes.

The issuance of these convertible notes and warrants would normally be recorded as equity obligations. However, due to the indeterminate number of shares which might be issued upon conversion, the Company is required to record a liability relating to the outstanding warrants and the embedded derivative of the convertible notes (included in the current liabilities as “derivative liability”). As of September 30, 2007, the contingency related to the conversion pricing which caused the indeterminate share calculation was resolved with the conversion of all but one of the convertible notes. For all but one of the convertible notes, the Company transferred the derivative and warrant liabilities to paid-in capital. The following table summarizes the convertible notes and related warrant and embedded derivative liabilities at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Derivative liability	$32,411	$339,450
Warrant liability	28,122	300,420
Convertible debentures	35,025	257,469
Subtotal	95,558	897,339
Adjustment of derivative and warrant liability to fair value	606,765	27,428
Accretion of principal and interest related to convertible debentures	312,677	90,233
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	112,462	103,673
Less: Notes and interest converted	(1,092,437)	(861,204)
Total Convertible debentures	35,025	257,469
Less: Current portion of convertible debentures	(35,025)	(257,469)
Total Non-current Convertible Debentures	$-	$-

2005/2006/2007 Debentures: During the third quarter of 2005 and during 2006, the Company entered into a series of agreements with accredited investors, pursuant to which the Company issued an aggregate of approximately $1.8 million of convertible debentures, as further described below. The debentures, which include interest of 6.0% per annum, mature 12 months from the issue date, and are convertible into restricted shares of the Company’s common stock at conversion prices between $0.20 and $0.40 per share. In connection with the issuance of the debentures, warrants were issued to the accredited investors which are exercisable for a period of three years at exercise prices between $0.20 and $0.40 per share.

Specifically, during the third quarter of 2005, the Company issued six convertible debentures with a total principal amount of $188,250. During the fourth quarter of 2005, an aggregate of $118,000 of these convertible debentures were converted into 590,000 restricted shares of common stock. During 2006, the Company issued an aggregate of approximately $1.6 million of convertible debentures. During 2006, 40 of these investors elected to convert an aggregate of $632,477 in principal plus accrued interest of the convertible debentures into 3,162,385 shares of restricted common stock.

In the first and second quarters of 2007, the Company raised an additional $553,000 through the issuance of 24 convertible debentures with various due dates and other terms that were substantially similar to the debentures issued during 2005 and 2006. In connection with the issuance of these debentures, the Company issued warrants exercisable into 1,990,000 shares of the Company’s common stock. In addition, the Company issued 900,000 shares of its restricted common stock in connection with the issuance of three of the convertible debentures. These restricted shares, valued at $301,000, were recorded as financing costs in the accompanying statements of operations.

In addition, in the second quarter of 2007, 31 convertible debentures were converted into an aggregate of 2,099,992 shares payable. In connection therewith the Company reclassified $419,999 in debentures and accrued interest to common stock payable. The Company issued these restricted shares of common stock in the third quarter. In addition, the Company repaid one convertible debenture, including accrued interest, in the amount of $11,348 and made partial payment of another convertible debenture, including accrued interest, in the amount of $7,000. The Company also increased its convertible debentures balance to $10,000 with one investor in exchange for the investor agreeing to extend the maturity date of its $5,000 convertible debenture plus interest of $590. The increase of $4,410 has been recorded as financing costs in the accompanying statements of operations. In addition, the Company issued warrants to purchase up to 62,500 shares of its common stock to one investor to extend the maturity date of its convertible debenture. The fair value of the warrants issued totaled $18,326 which has been recorded as financing costs in the accompanying statements of operations.

During the third quarter of 2007, the Company continued to raise funds via issuances of convertible debentures with substantially similar terms as the debentures previously issued. For the three months ended September 30, 2007, the Company raised approximately $1.1 million through the issuance of 25 convertible debentures. These convertible debentures have various maturity dates and in connection with the issuance of such convertible debentures, the Company issued warrants to purchase up to 3,362,582 shares of its common stock to the investors. In addition, the Company issued 126,007 shares of its restricted common stock in connection with the issuance of one of the convertible debentures. These restricted shares, valued at $83,165, were recorded as financing costs in the accompanying statements of operations. Also during the third quarter of 2007, 17 holders of convertible debentures converted $1,164,060 in principal and $11,886 of accrued interest into an aggregate of 4,062,917 shares of restricted common stock. The Company also repaid one convertible debenture, including accrued interest, in the amount of $21,100.

As a result of the foregoing, as of September 30, 2007, the Company had 77 convertible debentures outstanding. The outstanding convertible debentures represented a principal balance of $1,429,704 and a potential obligation for the Company to issue 5,918,342 shares of common stock.

In connection with the convertible debentures described above, as of September 30, 2007, the Company has issued warrants to purchase 14,959,842 shares of common stock at exercise prices ranging from $0.20 to $0.50, equaling a potential aggregate funding for the Company of $3,646,176. These warrants have expiration dates between July 5, 2008 and July 26, 2010.

The following table summarizes the outstanding convertible debentures and related warrants:

Summary of 2005/2006/2007 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$-	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	941,250
Proceeds received during 2006	1,647,875	8,239,374	-	8,239,374
Accounts payable and loans converted to convertible notes	176,577	467,584	-	364,136
Conversions during 2006	(632,477)	(3,162,385)	-	-
Accrued Interest	41,143	212,110	-	-
Total outstanding at December 31, 2006	1,303,368	6,107,933	-	9,544,760
Proceeds received during 2007	1,688,474	5,352,582	-	5,352,582
Increase for payment term extension during 2007	4,410	22,050	-	62,500
Accrued Interest	68,844	295,926	-	-
Conversions during 2007	(1,595,944)	(5,662,909)	-	-
Payments during 2007	(39,448)	(197,240)	-	-
Total outstanding at September 30, 2007	$1,429,704	5,918,342	$-	14,959,842

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the warrants of $6,606,401 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 219%; risk free interest rate of 3.5% to 4.5%; dividend yield of 0%; and a two to three year term. The face amount of the convertible debentures (i.e., $3,706,176) was proportionately allocated to the convertible debentures and the warrants in the amount of $1,487,109 and $2,219,067, respectively. The convertible debentures proportionate allocation factor was then further allocated between the convertible debentures and the beneficial conversion feature and $883,983 was allocated to the beneficial conversion feature and the balance of $603,126 was allocated to the convertible debentures. The combined total value of the warrants and the beneficial conversion feature amounting to $3,103,050 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the nine months ended September 30, 2007, the Company amortized a total of $1,612,939. The discounts and amortization are summarized in the following table:

	September 30,	December 31,
	2007	2006
BCF discount to Paid in capital	$(883,983)	$(702,953)
Warrant Discount to Paid in capital	(2,219,067)	(1,248,688)
Proceeds from convertible debentures	3,706,176	2,011,641
Subtotal	603,126	60,000

Deduct value converted to common stock	(1,944,415)	(734,250)
Convertible debt not subject to accretion converted to stock	(355,596)	-
Principal payments made	(35,000)	-
Balance of convertible debt not subject to accretion per above	(247,530)	(60,000)
Total discount to accrete	1,123,635	1,217,391

Interest expense on convertible debentures - Amortized	(768,435)	(405,660)
Interest expense on convertible debentures - Accrued	(58,539)	(41,864)
Convertible debt not subject to accretion	(247,530)	(60,000)
Total Current Liability	$(1,074,504)	$(507,524)

Defaults on Convertible Debentures

Fifteen of the Company’s convertible debentures have matured without conversion or repayment. As of September 30, 2007, 14 convertible debenture holders agreed to extend the terms of their convertible debentures and one convertible debenture totaling $30,000 currently remains in default.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Network Operations and Office Lease Agreement

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

Landquest IV, LLC Office Lease Agreement

In June 2007, the Company entered into a Lease Agreement with Landquest IV, LLC for approximately 2,490 square feet of rentable space located at 3560 Camp Creek Parkway, Suite 130, East Point, Georgia 30344. The lease commences in October 2007 and continues through September of 2012. The Company will use the space for retail sale of electronic equipment. Under the lease, the Company is obligated to pay base monthly rents of $5,810 per month.

As of September 30, 2007, approximate future commitments under the Company’s leases are as follows:

Year	Amount
2007	$173,101
2008	749,235
2009	778,695
2010	790,899
2011	803,474
2012 through 2017	3,521,256
Total	$6,816,660

Employment Agreements/Employee Matters

On October 8, 2004, the Company entered into a binding offer letter with Winston Johnson, as Chairman and CEO. Under the terms of employment, Mr. Johnson was to receive a base salary of $290,000 per annum with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Mr. Johnson is eligible for annual incentive bonuses based on performance. The agreement is terminable at will with or without cause (as defined therein). As of March 30, 2007, Mr. Johnson’s salary was further reduced to zero until the Company has completed its next round of financing and its common stock is traded on the OTCBB.

Mr. Johnson’s employment agreement also provided for the grant of incentive or non-statutory stock options to purchase 1,000,000 shares each of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary and certain stock options, in each case, as set forth in the offer letter. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities. Thereafter, Mr. Young filed suit against the Company concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options. See “Note 6 - Summary of Legal Proceedings” and Note 13 - “Subsequent Events” of the Notes to the Financials for details regarding the legal proceedings with Mr. Young.

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' initial base salary was $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, on March 12, 2007, Mr. Morris was granted additional stock options to purchase 400,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the additional options granted totaled $232,441.

Effective August 8, 2006, Jeffrey L. Burke succeeded Mr. Yalley as Executive Vice President of the Company. Mr. Burke's base salary is $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $481,492.

In addition to the employment agreements with the officers and directors, the Company also signed employment agreements with 26 employees. Under the terms of all its employment agreements, the Company has committed to compensation expenses of approximately $3,312,637, of which $1,259,375 will be deferred until the financial condition of the Company improves.

During the nine months ended September 30, 2007, the Company gave notice to its employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until such time as the financial condition of the Company improves. In addition, all vacation grants for employees were reduced from four weeks to two weeks. Deferred salary amounts not accrued by March 30, 2007 were considered to be forfeited. This action taken by the Company is expected to result in an annualized savings of approximately $1,259,000. In addition, the Company terminated seven employees, adjusted the salaries of five employees and cancelled the contract of a consultant. These actions are expected to result in additional savings of approximately $1,244,000 per year.

NOTE 13 - SUBSEQUENT EVENTS

Legal Proceedings

Crown Office Suites, Inc. vs. Winsonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

The parties entered into a Consent Order on October 3, 2007, pursuant to which the Company issued the plaintiff $15,000 of restricted shares of the Company’s common stock and paid the plaintiff $10,000. The Company also paid the plaintiff an additional $10,000 on November 5, 2007. Upon full payment by the Company, the plaintiff is to return to the Company all property that remained on the leased premises and dismiss the complaint without prejudice. As of the date of this filing, no other significant action has been taken in this matter.

Lefkowitz vs. Winsonic Digital Media Group, Ltd. (United States District Court of the Central District of CA - complaint filed July 2, 2007)

On October 9, 2007, Plaintiff filed a Second Amended Complaint. The Company answered the Second Amended Complaint on October 25, 2007. As of the date of this filing, no other significant action has been taken in this matter.

Yalley vs. Winsonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed October 13, 2006)

On October 5, 2007, the parties entered into a settlement agreement pursuant to which the Company agreed to issue to Mr. Yalley an aggregate of 1,964,286 restricted shares of the Company’s common stock and a stock option to purchase up to 500,000 shares of restricted shares of the Company’s common stock at the price of $1.00 per share up to December 9, 2010. During the nine months ending September 30, 2007, the Company accrued additional costs related to this matter in the amount of $1,100,000 based on this settlement agreement. Simultaneously with the execution of the settlement agreement, the parties executed a stipulation and order for dismissal.

Phillip Ghee v. WinSonic Digital Media Group, Ltd. and Winsonic Diversity, LLC (Superior Court of Ga., Fulton County - complaint filed October 19, 2007).

This is an action for breach of contract by Phillip Ghee, a former employee of the Company. Mr. Ghee seeks damages of $236,000, which includes amounts for alleged salary, alleged deferred earnings, and an alleged severance package as set forth in Mr. Ghee’s written employment agreement with the Company dated March 25, 2006. The complaint also seeks damages for the undetermined value of alleged unused vacation time and vested stock options. The complaint further alleges that on or about October 2, 2006, Mr. Ghee entered into new employment agreements with defendants that split the responsibilities outlined in the March 2006 employment agreement between the two defendants. As of the date of this filing, no other significant action has been taken in this matter.

Eric Young v. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, Ga. - complaint filed January 11, 2007)

The parties entered into a settlement and release agreement on November 5, 2007, pursuant to which the Company issued to plaintiff a warrant to purchase up to 380,000 shares of restricted shares of the Company’s common stock with an exercise price of $1.00 per share with an expiration date of December 9, 2010. In addition, the Company is required to pay:
(a)  on or before November 7, 2007, (i) $15,000.00 to Mr. Young and (ii) $1,000.00 to Mr. Young’s counsel, Beverly Adams;
(b)  on or before November 27, 2007, (i) $15,000.00 to Mr. Young and (ii) $1,000.00 to Mr. Young’s counsel;
(c)  on or before December 27, 2007, (i) $15,000.00 to Mr. Young and (ii) $1,000.00 to Mr. Young’s counsel;
(d)  on or before January 27, 2008, (i) $25,000.00 to Mr. Young and (ii) $1,000.00 to Mr. Young’s counsel; and
(e)  on or before February 27, 2008, (i) $180,000.00 to Mr. Young and (ii) $1,000.00 to Mr. Young’s counsel.

Private Placement

On October 12, 2007, the Company issued to six accredited investors an aggregate of $365,000 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 912,500 shares of the Company’s common stock. The convertible notes, which accrue interest at 6%, mature on October 11, 2008. The investors have the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on October 11, 2009. The warrants may be exercised at any time prior to expiration and provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

Stock Issuances

Subsequent to the end of the third quarter of 2007, the Company issued 451,145 shares of its restricted common stock (of which 262,129 shares were previously recorded as common stock payable) in connection with certain financing agreements. In addition, two of the 77 holders of the Company’s convertible debentures agreed in writing to exercise their conversion option at $0.20 per share. Based on these agreements, the Company converted $15,000 of principal and $434 of accrued interest in exchange for 77,170 shares of its restricted common stock.  The Company also issued 1,964,286 and 23,810 to Nana Yalley and Crowne Office Suites, Inc., respectively, pursuant to their settlement agreements described above.

Item 2. Management’s Discussion and Analysis

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

Winsonic Digital Store, Ltd.

The Company acquired DV Photo Shop on November 20, 2006. Following the acquisition, the Company changed the name of DV Photo Shop to Winsonic Digital Store, Ltd. (the “Store” or “WDS”), and incorporated it in the State of Georgia on December 8, 2006. The Store is an urban retail store located at Centennial Tower, 101 Marietta Street, Atlanta, Georgia, and specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The acquisition of the Store provides an opportunity to create new and expanded consumer services in areas such as wireless communications, digital downloads, digital content development, mobility services and Voice over internet protocol (VOIP).

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

Discussion of Certain Transactions and Developments

Sassy Development Corporation, Inc.

On May 23, 2007, the Company entered into an agreement with Sassy Development Corporation, Inc. (“SDC”) to provide consulting services to the Company for a period of ninety days, including assistance in formulating strategic and financial planning objectives, assistance in the development of capitalization plans, and financial advisement to the Company. SDC provided the services in exchange for 100,000 shares of the Company’s common stock (valued at $0.35 per share) which were issued in September 2007.

Scott Roderick Consulting Agreement

As of August 27, 2007, the Company entered into an agreement with Scott Roderick to provide consulting services to the Company, including assistance in development of capitalization plans which will provide capital resources necessary to accomplish the Company’s operating and strategic plans. Mr. Roderick provided the services in exchange for 150,000 shares of the Company’s common stock (valued at $0.62 per share).

Material Changes in Results of Operations

As a “development stage company” the Company has not commenced material commercial operations. As of September 30, 2007, the Company has recorded $2,186,000 of revenue since inception. During the nine months ended September 30, 2007, the consolidated operations of the Company, combined with WDCSN, AI, Tytess and WDS yielded revenue of $1,369,000.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following schedules include the separate and consolidated information for the operations of the Company for the three months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$6,500	$-	$155,272	$64,382	$7,027	$233,181
Gross Profit	6,500	-	(94,532)	(507,267)	3,700	(591,599)
SG & A expenses	1,269,869	296,681	374,252	87,885	35,147	2,063,834
Loss from operations	(1,263,370)	(296,681)	(468,784)	(595,152)	(31,447)	(2,655,434)
Net Loss	$(5,281,762)	$(296,681)	$(487,121)	$(595,404)	$(31,447)	$(6,692,415)
Loss per share – basic and diluted						$(0.12)

	For the three months ended September 30, 2006
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$-	$310,364	$-	$-	$310,364
Gross Profit	-	-	25,371	-	-	25,371
SG & A expenses	1,318,112	-	178,961	-	-	1,497,073
Loss from operations	(1,318,112)	-	(153,590)	-	-	(1,471,702)
Net Loss	$(2,263,446)	$-	$(160,474)	$-	$-	$(2,423,920)
Loss per share – basic and diluted						$(0.05)

For the three months ended September 30, 2007, the Company incurred an operating loss of $2,655,000 compared to an operating loss of $1,472,000 for the same period in 2006. Total operating expenses for the three months ended September 30, 2007 primarily consisted of selling, general and administrative expenses of $935,000, payroll expense of $1,094,000, consulting services - related party of $21,000 and depreciation expense of $13,000, compared to selling, general and administrative expenses of $477,000, payroll expense of $984,000 and depreciation expense of $35,000, in the same period of 2006. The increases in the expenses are related to the acquisitions of Tytess and WDS in 2006 and the addition of personnel and occupancy costs related to the planned expansion of the Company’s business operations for WDCSN, which is expected to be fully operational in the first quarter of 2008.

Pursuant to SFAS No. 123(R), the Company recognizes the expense of employee incentive options that vest during the reported period.  The combined payroll expense for the three months ended September 30, 2007 and 2006 include compensation expenses of $541,000 and $323,507, respectively, arising from vested employee stock options committed to employees during each quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the three months ended September 30, 2007, the Company incurred interest expense of $3,282,000 compared to an interest expense of $445,000 for the same period in 2006. The increase of $2,837,000 is primarily due to financing costs of $2,260,000 which are related to shares of the Company’s common stock which were issued in certain financing arrangements as well as shares of the Company’s common stock used to repay a loan payable and loans payable - related party at a discounted price. In addition, the accretion of debt discount on convertible debentures increased by $513,000 in the three months ended September 30, 2007. This increase is due primarily to several holders of the convertible debentures issued in the current quarter converting such debentures to shares of the Company’s common stock during the quarter, resulting in acceleration of the amortization of the related debt discount. Interest expense - related party increased to $42,000 for the three months ended September 30, 2007 from $27,000 for the same period in 2006. The increase is related to the increase in the balance of related party notes payable and convertible debentures.

Under Generally Accepted Accounting Principles (“GAAP”), the Company is required to record the warrants and the embedded derivative of the related convertible debentures as liabilities. Changes in the value of these liabilities are reflected in the Company’s income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the three months ended September 30, 2007 the Company recorded an unrealized gain of approximately $345,000 compared to an unrealized loss of approximately $520,000 for the same period ended September 30, 2006 from the adjustment of such liabilities.

For the three months ended September 30, 2007, the Company recorded legal settlement costs of $1,100,000 compared to $(13,500) for the same period in 2006. The increase for the three months ended September 30, 2007 was related to the costs of the Nana Yalley settlement which was settled in October 2007.

For the three months ended September 30, 2007, the Company recorded a net loss of $6,692,000, compared to the same period in 2006 when the Company recorded a net loss of approximately $2,424,000.

The increased loss recognized during the three months ended September 30, 2007 was primarily due to an increase in operating expenses in the amount of $567,000, an increase in other income (expense) of $3,085,000 and a decrease in gross profit of $617,000. The gross profit reduction relates to a decrease in AI gross profit in the amount of $120,000 and a gross loss for Tytess in the amount of $507,000 offset by gross profit in the amount of $4,000 for the business operations of WDS which was acquired in 2006 and gross profit in the amount of $6,000 for WDMG. The decrease in AI gross margin was due to cost over-runs on several large projects. The negative gross margin on Tytess is due to the recognition of cost over-runs in excess of future revenue associated with two residential construction contracts. The increase in operating expenses is primarily comprised of $420,000 related to expenses of WDCSN, Tytess and WDS and $105,000 in payroll tax late payment penalty assessments for AI. The increase in other income (expense) relates to the charge to financing costs of $2,260,000 which are related to shares of the Company’s common stock which were issued in certain financing arrangements as well as shares of the Company’s common stock used to repay a loan payable and loans payable - related party at a discounted price, an increase in the accretion of debt discount on convertible debentures increased by $513,000 and an increase in legal settlement costs of $1,100,000. These were partially offset by a decrease in the “unrealized gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities” in the amount of $865,000.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

The following schedules include the separate and consolidated information for the operations of the Company for the nine months ended September 30, 2007 and 2006:

	For the nine months ended September 30, 2007
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$6,500	$4,000	$697,139	$646,696	$14,530	$1,368,865
Gross Profit	6,500	4,000	34,666	(443,307)	6,771	(391,370)
SG & A expenses	3,910,768	1,329,885	1,104,655	242,371	98,904	6,686,583
Loss from operations	(3,904,268)	(1,325,885)	(1,069,989)	(685,678)	(92,133)	(7,077,953)
Net Loss	$(10,225,531)	$(1,325,885)	$(1,092,586)	$(686,029)	$(92,133)	$(13,422,164)
Loss per share – basic and diluted						$(0.26)

	For the nine months ended September 30, 2006
	WDMG	WDCSN	AI	Tytess	WDS	Combined
Revenue	$-	$-	$547,140	$-	$-	$547,140
Gross Profit	-	-	106,198	-	-	106,198
SG & A expenses	3,878,072	-	274,146	-	-	4,152,218
Loss from operations	(3,878,072)	-	(167,948)	-	-	(4,046,020)
Net Loss	$(5,597,654)	$-	$(171,171)	$-	$-	$(5,768,825)
Loss per share – basic and diluted						$(0.13)

For the nine months ended September 30, 2007, the Company incurred an operating loss of $7,078,000 compared to an operating loss of $4,046,000 for the same period in 2006. Total operating expenses for the nine month period ended September 30, 2007 primarily consisted of selling, general and administrative expenses of $2,042,000, payroll expense of $4,539,000, consulting services - related party of $21,000 and depreciation expense of $85,000, compared to selling, general and administrative expenses of $1,191,000, payroll expense of $2,854,000 and depreciation expense of $107,000, for the same period in 2006. The increases in the expenses are primarily related to the acquisitions of AI, Tytess, and WDS in 2006 and the addition of personnel and occupancy costs related to the planned expansion of the Company’s business operations for WDCSN which is expected to be fully operational in the first quarter of 2008.

Pursuant to SFAS No. 123(R), the Company recognizes the expense of employee incentive options that vest during the reported period.  The combined payroll expense for the nine months ended September 30, 2007 and 2006 include compensation expenses of $1,626,000 and $744,000, respectively, arising from vested employee stock options committed to employees during each quarter.  For additional information, see “Note 2 - Summary of Significant Accounting Policies, Stock Based Compensation” of the financial statements.

For the nine months ended September 30, 2007, the Company incurred interest expense of $5,764,000 compared to an interest expense of $910,000 for the same period in 2006. The increase of $4,854,000 is primarily due to financing costs of $3,956,000, which are related to shares of the Company’s common stock issued in connection with certain financing arrangements, as well as shares of the Company’s common stock used to repay a loan payable and loans payable - related party at a discounted price and the accretion of interest related to convertible debentures in the amount of $1,613,000 during the nine months ended September 30, 2007 compared to accretion of interest related to convertible debentures of $759,000 for the same period in 2006. Interest expense - related party increased to $117,000 for the nine months ended September 30, 2007 compared to $66,000 for the same period in 2006. The increase is related to the increase in the balance of related party notes payable and convertible debentures.

Under GAAP, the Company is required to record the warrants and the embedded derivative of the related convertible debentures as liabilities. Changes in the value of these liabilities are reflected on the Company’s income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” During the nine months ended September 30, 2007 the Company recorded an unrealized gain of approximately $579,000 compared to an unrealized loss of approximately $815,000 for the same period in 2006 from the adjustment of the same liabilities.

For the nine months ended September 30, 2007, the Company recorded legal settlement costs of $1,160,000 compared to $(2,000) for the same period in 2006. The increase for the nine months ended September 30, 2007 was primarily related to the costs of the Nana Yalley settlement which was settled in October 2007.

For the nine months ended September 30, 2007, the Company recorded a net loss of $13,422,000, compared to the same period in 2006 when the Company recorded a net loss of approximately $5,769,000.

The increased loss recognized during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily related to an increase in operating expenses in the amount of $2,534,000, an increase in other income (expense) of $4,621,000 and a decrease in gross profit of $497,000. The gross profit relates to a decrease in AI gross profit in the amount of $71,000 and a gross loss for Tytess in the amount $443,000 partially offset by a gross profit in the amount of $7,000 for the business operations of WDS, gross profit of $6,000 for WDMG and gross profit in the amount of $4,000 for WDCSN. The decrease in AI gross margin was due to cost over-runs on several large projects. The negative gross margin on Tytess is due to the recognition of cost over-runs in excess of future revenue associated with two residential construction contracts. The increase in operating expenses is comprised of $1,671,000 related to expenses of WDCSN, Tytess and WDS and an increase in AI expenses of $830,000 related to a full year of expenses in 2007 compared to approximately five and one-half months in 2006. The increase in other income (expense) is primarily due to financing costs of $3,956,000, which are related to shares of the Company’s common stock which were issued in certain financing arrangements, as well as shares of the Company’s common stock used to repay a loan payable and loans payable - related party at a discounted price, the accretion of debt discount on convertible debentures increased by $854,000 in the nine months ended September 30, 2007 and an increase in legal settlement costs of $1,160,000. These were partially offset by a decrease in the “unrealized gain/loss on adjustment of derivative and warrant liability to fair value of underlying securities” in the amount of $1,394,000.

Management of the Company expects that, due to the volatile nature of the price of the Company’s common stock price, the Company’s derivative and warrant liabilities will be correspondingly volatile and as a result will cause the reported net income (loss) of the Company to fluctuate in such a manner as to make direct comparisons, between reporting periods, difficult. Therefore as long as the derivative and warrant liabilities exist, the reported operating income (loss) should be a more accurate reference for the true performance of the Company.

Material Changes in Financial Condition

As of September 30, 2007, the Company had a working capital deficit of $12,113,000, compared to a deficit of $7,723,000 as of December 31, 2006.

If the Company is unable to generate sufficient sustainable revenues or obtain additional financing to meet its financial obligations, it will have to further reduce its operations, and the Company will not be able to continue as a going concern. The Company’s independent accountants have indicated in their report for the year ended December 31, 2006 that there is substantial doubt about the Company’s ability to continue as a going concern without increased revenues and additional financing.

During the nine months ended September 30, 2007 the Company used $1,919,000 in its operating activities, compared with $2,323,000 for the same period in 2006.

During the nine months ended September 30, 2007 the Company’s investing activities used $140,000 for the purchase of fixed assets, compared to $160,000 for the same period in 2006.

During the nine months ended September 30, 2007 the Company’s financing activities generated $2,056,000 compared to $2,483,000 for the same period in 2006. The funds generated from the Company’s financing activities during the nine months ended September 30, 2007 consists primarily of proceeds from loans payable, loans payable - related party and convertible debentures of $2,124,000 and an increase in the bank overdraft in the amount of $8,000 which was partially offset by repayments of $76,000 on loan obligations. For the same period in 2006, the Company raised $1,324,000 from loans payable, loans payable - related party and convertible notes and $1,289,000 from the issuance of shares of the Company’s common stock which was partially offset by a decrease in the bank overdraft in the amount of $9,000 and by the payment of a related party loan payable of $121,000.

From inception, the Company has raised $7,978,000 to fund operations.  Of the total funds raised, $6,406,000 was used to provide the necessary resources for the development stage operations of the Company and $1,589,000 was used to purchase fixed assets. The funds include cash of $4,499,000 which was raised through convertible debentures and warrants (net of repayments); and cash of $1,472,000 which was raised through loans (net of repayments).  The Company also raised $2,000,000 from the issuance of common stock.

During the nine months ended September 30, 2007 the Company’s net cash position decreased by $3,100 compared to zero for the same period in 2006.

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

While management expects revenue generation to increase, the Company expects to operate with a deficit in cash flows for the next few months. The deficit, which arises primarily from payroll obligations, may be satisfied through a combination of employee salary deferrals and through cash raised primarily from the placement of the Company’s securities (either directly or through convertible debt offerings). On March 30, 2007, the Company gave notice to its employees that the terms of their employment agreements would change effective immediately. The change consisted of ceasing all salary deferrals until deferred until the financial condition of the Company improves. In addition, all vacation grants for employees were reduced from four weeks to two weeks. Deferred salary amounts not accrued by March 30, 2007 were considered to be forfeited. This action taken by the Company is expected to result in an annualized savings of approximately $1,235,000. In addition, the Company terminated seven employees, adjusted the salaries of five employees and cancelled the contract of a consultant. This action taken by the Company is expected to result in additional savings of approximately $1,244,215 per year. Management intends to focus substantial efforts on the funding of the current projects and operational deficit during the next few months. The funding effort will proceed at the same time as commercial operations continue. The Company believes that the current management team has the applicable skills to handle the challenge of covering the cash deficit and developing profitable operations. There is no guarantee that any such financings can be obtained or, if obtained, that such financings will be on adequate or reasonable terms.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2007. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management team is diligently developing and implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned on August 1, 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. To date, we have hired a Chief Operating Officer, Controller and a Vice President of Finance. We are interviewing candidates to fill the CFO position and certain other accounting positions.

In connection with the growth of the Company, through mergers and acquisitions, we have instituted a policy of early review of accounting systems and personnel of all companies to be acquired to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisition have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. Although we attempt to perform a thorough inspection of accounting records and reporting controls when we do our due diligence, it is likely that the companies to be acquired will not have the type of control and reporting procedures required by public companies. As such, depending upon the materiality of the operations of the companies to be acquired, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2007, that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

See “Note 6 - Summary of Legal Proceedings” and “Note 13 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, the Company received proceeds of $1,135,474 from the issuance of convertible debentures to 25 accredited investors. In connection with the issuance of such convertible debentures, the Company also issued warrants to purchase an aggregate of up to 3,362,582 shares of common stock of the Company. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During the quarter ended September 30, 2007, the Company issued an aggregate of 16,534,376 restricted shares of common stock as further described below. The Company issued 6,930,238 restricted shares of common stock in connection with certain financing transactions. The Company issued an aggregate of 6,162,909 restricted shares of common stock to fifty holders of the Company’s convertible debentures who converted such debentures. The Company repaid certain loans payable and loans payable - related party amounts by issuing 1,133,257 restricted shares of common stock. The Company issued 420,000 restricted shares of common stock as payment for consulting services. The Company issued 241,379, 1,146,593 and 500,000 restricted shares of common stock for the acquisition of DV Photo Shop, Tytess and technology from James E. Thomas, respectively. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Fifteen of the Company’s convertible debentures have matured without conversion or repayment. As of September 30, 2007, 14 convertible debenture holders agreed to extend the terms of their convertible debentures and one convertible debenture totaling $30,000 currently remains in default. Five of the Company's notes payable totaling $111,000 remain in default.
.
Item 6. Exhibits.

10.1	Warrant to purchase 1,400,000 shares of the Company’s Common Stock dated August 27, 2007.(1)

10.2	$700,000 6% Convertible Subordinated Promissory Note dated August 27, 2007.(1)

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith
(1) Incorporated by reference from the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2007.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

November 14, 2007	By:	/s/ Winston Johnson
Winston Johnson
Chairman & CEO (Principal Executive Officer and Principal Financial Officer)