Form 10KSB
period 2007-12-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2008-04-15
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ࿠ No ☑

The issuer's consolidated revenues for the fiscal year ended December 31, 2007 were $1,524,995.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of March 31 2008, was $15,106,695. On such date, the closing price for the issuer's common stock, as quoted on the OTCBB was $0.25.

The issuer had 77,678,981 shares of common stock outstanding as of March 31, 2008.

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

Additional information about factors that could lead to material changes in performance is contained in Item 6 Management’s Discussion and Analysis or Plan of Operation—Risk Factors. Such factors may include:

▪	our ability to raise capital and the relative illiquidity of shares of our common stock;
▪	our ability to achieve and sustain profitable operations;
▪	the existence of unknown liabilities stemming from our acquisitions;
▪	our ability to successfully integrate the operations of companies we have acquired into our existing operations;
▪	the loss of existing customers;
▪	our ability to attract and retain key employees; ;
▪	our ability to develop products and technologies that attract customers, and customers’ long-term acceptance of our products and technologies;
▪	intense competition in our industry;
▪	our reliance on networks operated by others and which we cannot control; and
▪	our ability to protect our intellectual property.

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

(a) General Business Development and History

Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of WinSonic Holdings, Ltd., a closely held private company (the “WinSonic Transaction”). Prior to the WinSonic Transaction, the Public Company had no operations or assets and 23,956,138 shares of common stock issued and outstanding. On September 14, 2000, Media and Entertainment, Inc. changed its name to Media and Entertainment.com, Inc., and on November 24, 2004, Media and Entertainment.com, Inc. changed its name to WinSonic Digital Media Group, Ltd.

As described in more detail below, the Company holds a 49% equity interest in WinSonic Diversity, LLC and 27 % of the Native American Television Network; and through acquisitions owns 100% of its three subsidiaries Automated Interiors, LLC, Tytess Design and Development, Inc., and WinSonic Digital Store, Ltd.

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

The Company acquired Automated Interiors, LLC (“Automated Interiors”), a Georgia limited liability company effective April 18, 2006. Automated Interiors is a systems integration company, which plans and engineers the installation of electronic components to facilitate “smart” buildings.

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

The Company acquired DV Photo Shop on November 20, 2006. Following the acquisition, the Company changed the name of DV Photo Shop to WinSonic Digital Store, Ltd. (the “Digital Store”), and incorporated it in the State of Georgia on December 8, 2006. The Digital Store is an urban retail store located at Centennial Tower, 101 Marietta Street, Atlanta, Georgia, and specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services.

On November 20, 2007, WinSonic McCrary, LLC (“WinSonic McCrary”), a newly-created Georgia limited liability company and wholly owned subsidiary of WinSonic Diversity, entered into an Asset Purchase Agreement with Colonel McCrary Trucking, LLC (“Colonel McCrary”), a Georgia limited liability company, and all of the members of Colonel McCrary. Pursuant to the Asset Purchase Agreement, Colonel McCrary was to sell substantially all of its assets to WinSonic McCrary and WinSonic McCrary was to assume and discharge certain liabilities and indebtedness of Colonel McCrary. The closing of the transaction did not take place in accordance with the Asset Purchase Agreement. As a result, following discussions among the parties, the Asset Purchase Agreement expired in accordance with its terms.

On January 22, 2008, WinSonic Digital Media Group, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Tap It, Inc., a Delaware Corporation (“Tap It”) pursuant to which the Company agreed to purchase 2,291,667 shares of Tap It’s common stock (the “Initial Shares”) for $550,000 (the “Purchase Price”). The Company intended to purchase the Initial Shares on January 31, 2008. In addition to the Initial Shares, the SPA also gave the Company the option to purchase an additional 6,041,667 shares of Tap It’s common stock at various times until August 1, 2008. The initial closing of the SPA did not occur as scheduled. As a result, following discussions among the parties, the SPA was terminated.

On March 20, 2008, the Company entered into a rights agreement with Blue Pie Productions Pty Ltd (“BPP”) pursuant to which BPP granted the Company an exclusive license to reproduce, commercialize, maintain and market select BPP products, goods and services within the United States and Canada.  In consideration for the license, the Company agreed to pay a total of $200,000, due and payable forty-five days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2007.  The license is granted for a period of 36 months and can be extended at any time.  BPP may terminate the Agreement upon the occurrence of certain events, including the Company’s failure to meet specified sales targets.

(b) Business of the Company

Overview

WinSonic is a digital media distribution solutions company. We believe that our software and network establishes a new standard for media distribution of digital information via the Internet, Asynchronous Transfer Mode (“ATM”), Serial Digital Interface (“SDI”), HDTV, digital cable, cable TV and satellite. Our network, the WinSonic Digital Cable Systems Network (the “Network”) enables users to view, interact, and listen to all types of audio, online video and digital TV, in full screen format, at high speed, high quality, and reduced cost, reducing the need for expensive high-speed connections.

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

Furthermore, the Company has intellectual property and Internet–based browser applications that it owns and is developing, which will capitalize on the rapidly expanding social networking, virtual reality and ecommerce markets. The Company will utilize its relationships in the entertainment and communication industries to own and control the digital rights and distribution of as much music and video content as possible. In addition, WinSonic will leverage its preferential communication licenses, interconnection, co-location, and wholesale pricing agreements with global service providers to reliably and cost effectively distribute its digitally formatted voice, video and data products and services.

WinSonic facilities-based products and services in out of franchise markets enable communications companies, such as Verizon Communication, Inc., to partner with WinSonic to provide services to their customers. Other services include high-end consulting services in the areas of programming, audio research and engineering, as well as digital transport worldwide telecommunications services for film and television. Our Network concentrates on carrier-class high-speed connectivity solutions that bring together a first-class facility around the country along with network, multimedia and content distribution communication services to its customers, without requiring substantial capital investments. Verizon Communication, Inc., Sun MicroSystems, Inc., and Level 3 Communications, Inc. have teamed with WinSonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

In addition to being a certified CLEC in the state of Georgia, an IXC nationwide and having the ability to deliver video programming and related services to the home or business as an authorized Open Video System operator, the Company is also a 49% shareholder in WinSonic Diversity, a privately held company and certified Minority Business Enterprise (“MBE”). This affiliation positions the Company to qualify for and secure additional business with major U.S. corporations that strive to meet mandated diversity goals and objectives.

The Company maintains a website at: www.winsonic.net. The information contained on our website is not incorporated by reference in this annual report and should not be considered a part of this annual report.

Reporting Segments

In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has begun to report in five reportable operating segments, including: (i) the Digital Media Group, (ii) the Integrated Services Group, (iii) the Digital Distribution Group, (iv) the WinSonic Diversity Group, and (v) the Corporate Group.

As further described herein, we now consolidate business and financial activity of our various subsidiary companies and operating divisions within the respective business segment. The business activities associated with the development, marketing and sale of digital media & entertainment products and services of WinSonic Digital Media Group, Ltd., and the Digital Store comprises the Digital Media Group business segment. The business activities of WinSonic Digital Cable Systems Network, Ltd. (“WDCSN”) comprise the Digital Distribution Group business segment. The business activities of Tytess Design & Development, LLC and Automated Interiors, LLC comprise the Integrated Services Group business segment. The business activities of WinSonic Diversity, LLC shall comprise the WinSonic Diversity Group business segment. The business activities associated with corporate management, administration and finance of WinSonic Digital Media Group, Ltd comprise the Corporate Group business segment.

While the Company now has five identified business segments, all such segments are focused on digital media solutions and distributing digital content to the public and providing high-speed, high-quality, low-cost solutions that enable users to view, interact, and listen to all types of audio, online video and digital TV in full screen format.

The pictorial below portrays the interaction of our planned introduction of our Digital Media Group, Digital Distribution Group and Integrated Services Group business activities and shows how they will all interface with our existing supply side affiliations to provide solutions and managed services to our target customer base.

Digital Media Group

Our Digital Media Group business segment creates and licenses digital content from artists and media companies to cost efficiently and reliably deliver voice, video, and data products and services to its customers on a global basis. The Digital Media Group will be responsible for identifying product, service and web based applications, defining the solution, product development and management, sales, marketing, channel management, network security, database management, hosting, and other integration and customer support operations.

Our intellectual property includes, but is not limited to, three dimensional web browser applications and interactive media distribution platforms that leverage the viral growth characteristics of social networking and virtual reality. WinSonic intends to commercially launch a 3D virtual city (the “WinSonic City”), which includes retail, commercial and residential buildings, roads, airports, sports arenas, and other environmental and geographic elements in 2008. Our current plan is to commence with the beta launch of the WinSonic City during the third quarter of 2008 and follow with the commercial launch later in the year. The Company will couple this unique and compelling user environment with on-line shopping for consumer goods and services, digital downloading of music and video, plus other IP-based communications services and office productivity tools. The WinSonic metaverse and on-line shopping application utilizes simple user interfaces and point and click controls.

WinSonic will derive its revenue from advertising, e-commerce, subscription services and content distribution partnerships. The Company will focus initial business development efforts on securing affiliation agreements with national retail businesses, media companies, sports associations, alumni organizations, existing social networks, plus music artists, film and sports celebrities. The objective is to fill the WinSonic City buildings with tenants, who execute agreements for advertising, revenue-sharing, and possibly, subscription fees. The revenue model will be similar to existing web browser sites like Google, Yahoo and others, whereby retail businesses offer WinSonic revenue-sharing for on-line purchases, plus commercial and retail tenants purchase banner ads, which in the WinSonic virtual world equate to corporate logos and/or billboards on buildings. Celebrity anchor tenants, initially from urban entertainment and sports industries, will be contracted to become residents of the WinSonic City to stimulate awareness, promote the social networking aspects of the website, and generate subscription revenue from their members.

The Company believes the social networking aspects coupled with easy-to-use, three dimensional web browser experiences that appear like a virtual city will be very popular across all market and demographic segments. Customers will “go to the city” to socialize with their friends, shop, listen to music and watch videos.

From a channel marketing standpoint, the Digital Store is an urban retail store located at Centennial Tower, 101 Marietta Street, Atlanta, Georgia, and specializes in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The Digital Store provides service to downtown Atlanta, specifically those in need of convenience for uploading, developing and printing digital photographs and activating mobile phone services. The acquisition of the Digital Store provided an opportunity to create new and expanded consumer services in areas such as wireless communications, digital downloads, digital content development, mobility services and Voice over internet protocol (VoIP). The Digital Store continues to offer the same products and services it offered before the acquisition by the Company; however, its future offerings will be expanded to include music downloads, digital photo depot, on-line storage, video conferencing, content development, a music lab for mixing and mastering, and film, video and photo editing.

In addition, the Digital Store will provide consumers with access to a broad selection of digital products and services including:

•	digital photography;
•	digital printing;
•	mobile phone services;
•	music downloads;
•	on-line storage;
•	video conferencing;
•	digital content development;
•	music lab for mixing and mastering; and
•	film, video and photo editing.

Digital Distribution Group

Our Digital Distribution Group business segment maintains and runs the Company’s facilities-based network (the “Network”) which has been the historic focus of the Company. The Network concentrates on carrier-class, high-speed, digital connectivity solutions.

The Network

In 1994 and 1995, WinSonic Holdings, Ltd., the Company’s predecessor, and WDCSN coordinated and integrated the first video telephone and video e−mail “store and forward” application. This application was based on a Pacific Bell (SBC) Asynchronous Transfer Mode (ATM) Network, and was implemented in partnership with Pacific Telesis Inc., in cooperation with the Whittaker Corporation. As a carriers' communications solutions provider, we can offer facilities−based products and services to communications companies such as Verizon, SBC, Time Warner, MCI, Level 3, AOL, MSN and Sony. We also provide other services including high−end consulting services in the areas of programming, software development, communications research and engineering, as well as, digital transport worldwide and digital distribution services for film and television.

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

Our Digital Media Group business segment also plans to utilize WinSonic StreamStar Services, WinSonic Process Digital, WinSonic Cinema and Cyberhollywood.net as technology enhancements to further broaden customer demand through our channels to the market. WinSonic StreamStar solution has scalable on-demand video streaming 100K hours of MPEG2 content, 10K to over 100K MPEG2 streams, up to 80,000 MPEG2 streams from desk top or set top. WinSonic Process Digital (“WPD”) applications are related to communications and digital distribution. WPD’s trade secrets include, but are not limited to, a digital process which emulates surround sound, proprietary compression techniques and a library of master recordings of major recording artists, sound effects, and other content. WinSonic Cinema services are integrated into wireless networks allowing end users to use their PDA’s, cell phones, game boys, computers, and TV’s in order to watch digital video, TV, and interactive multimedia files. The Cyberhollywood.net System allows television and radio broadcast programming to your desktop or laptop computer.

We strive to seek corporate relationships with companies or organization through which we can establish a defined market customer base through which to market our products and services.

Telecommunications Certifications

Our telecommunications certifications include the following:

1. The Company obtained an FRN (FCC Registration Number) from the Federal Communications Commission (“FCC”) that identifies it as a provider of interstate services.

2. The Company’s request for Section 214 authorization under 47 U.S.C. § 214 was granted by the FCC allowing the Company to provide telecommunication services between the United States and foreign points (U.S.-international services).

3. The Company is certified as a Competitive Local Exchange Carrier (CLEC) by the Public Service Commission (“PSC”) of the State of Georgia. This certification validates the Company as a provider of local exchange service (IntraLATAs) and enables the Company to compete with Incumbent Local Exchange Carriers (ILECs) through use of ILEC infrastructure and to collocate with various ILEC (i.e., connect its switches with the ILECs’ switches) to gain access to their unbundled network elements (UNE).

4. The PSC approved WinSonic as an OCC (Other Common Carrier not part of the original AT&T system) and an IXC (IntereXchange Carrier).

5. WinSonic obtained a Service Provider Identification Number (SPIN) from the Universal Service Administrative Company (USAC), which will allow it to participate in the Federal Universal Service Fund programs – High Cost, Low Income, Rural Health Care, and Schools and Libraries Programs administered by USAC

6. WinSonic was certified to operate an Open Video System (OVS) pursuant to 47 C.F.R. §76.1502 authorizing the Company to offer video services either by distributing programming as a cable television provider or by establishing an open video system (OVS) to deliver video programming to the home or business.

7. An Interconnection Agreement between WinSonic and Bellsouth Telecommunications, Inc. was executed, thereby allowing the Company to offer BellSouth services in BellSouth’s service area.

See “Government Approvals and Licenses”, and “Effect of Government Regulations” below.

Services Offered by the Digital Distribution Group

The Telecommunications Industry We offer an enhanced gateway to national and international communication lines. With the Network as a foundation, WinSonic provides sophisticated, state of the art application software and hardware solutions tailored to meet the specific needs of participants in the telecommunications industry. These applications include carrier solutions for regional phone companies, such as special software that provides networks the capability of accommodating all platforms.

As telecommunication companies increasingly outsource portions of their network responsibilities, we are able to respond with solutions that bring together proven experience, a first-class facility and network, multimedia and content distribution communication services that do not require substantial capital investments to implement. Verizon, Nortel, and Level 3 are among the leading companies to team with WinSonic to implement a high-end facilities-based infrastructure to aid and facilitate voice transport, audio, video, data, media and broadcast content over protocol-independent multi-layered communication systems.

As traditional telecommunication companies seek to expand their product portfolio by bundling internet services and video distribution services, WinSonic is capable of assisting in the design and construction of the new facilities required to provide these services.

The Construction Industry Our objective is to provide services to participants in the construction industry that will allow maximization of profits through our vision, technological innovations and experience. WinSonic has built upon its long-term business model that incorporates the use of our Network to create a technologically superior home by converging audio, video, security and internet services.

The Media and Entertainment Industry WinSonic’s StreamStar solution provides scalable on-demand video streaming with 100,000 hours of MPEG2 content, 10K to 100K+ MPEG2 streams, and up to 80,000 MPEG2 streams from the desktop or set-top. Our Cyberhollywood.net solution allows both radio broadcast programming and television broadcast programming to be sent to your desktop or set-top. Other services include high-end consulting in the areas of programming, audio research and engineering, as well as digital transport services for film and television.

The Business Services Industry We provide participants in the business services industry with specific market applications and/or integrated solutions, and offer hardware/software combinations over our Network. As a Certified Sun Partner and reseller, we plan to generate contractually repeating revenues for services delivered to customers over our Network, including accommodations for the cost of the infrastructure to deliver the service (e.g., hardware, software, datacenter, labor, and intellectual property).

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

Consumer Products and Services In the consumer market, our Network provides a strategic advantage for WinSonic. The Network enables us to expand our digital media products and services to accommodate a broad and diversified customer base, which should enhance our ability to increase sales in a highly competitive market. We are pursuing the commercialization of many products, which will provide media distribution of digital content and information, seamless compatibility with all major networks, copyright enforcement, multi-tier encryption (moving files in a secure environment) and wireless viewing capabilities for laptops and hand held products, such as cellular telephones and PDA devices.

This network build up also should benefit our position in the online gaming networking, video and audio streaming, packet- over-optical services, online encryption solutions and VoIP markets.

Third Party Relationships

NATVN. The Native American Television Network (“NATVN”), based in Albuquerque, New Mexico, intends to launch the first Western Hemisphere, pan-tribal digital cable channel through which we plan to market our products and services. NATVN plans to provide the Company with commercial airtime on regularly scheduled programming that offers air space to advertisers with the exception of paid programming or long form advertisements. The Company will provide to NATVN its nationwide distribution platform and technical support, expertise and personnel. Our Network services will enable NATVN to reach its targeted Native American audience in both urban and rural tribal communities via digital cable, satellite, broadband, wireless, copper plants and fiber option delivery platforms. NATVN will use its resources and expertise to develop, produce, package, license and acquire programming for the operation of a 24/7, 365 day per year digital cable channel. Some, but not all of the, basis of interest by NATVN, and potentially other similar organizations are:

•	The need for building a local education and training program that can provide Navajo Nation residents interested in entering the film and/or television industry with up-to-date digital media training.
•	How to best utilize local workforce training and other resources so as to build and retain within the Navajo Nation an up-to-date well-trained media workforce.
•	The need to assess the current state of the Navajo Nation’s communications infrastructure, as well as how to improve upon it.
•	The establishment of a state-of –the-art digital news bureau/content production facility.

The value of the investment to the Company is based upon the promising mutually beneficial opportunities of the relationship between the Company, NATVN and a significant number of potential digital-services subscribers within the American Indian community; however, currently there are no signed agreements in place.

NATVN has introduced us to other marketing channel parties, one of which is the Navajo Nation Office of Broadcast Services, and Diné College. We intend to collaborate and explore with the Navajo Nation Office of Broadcast Services and Diné College, among others, the following marketing concepts:

BellSouth Telecommunications, Inc. On September 27, 2006, the Company executed an Interconnection Agreement with BellSouth Telecommunications, Inc. (“BellSouth”), now owned by AT&T, Inc. The agreement is effective for a period of five years, and applies to the BellSouth territory in the State of Georgia. The execution of this agreement allows the Company to (1) interconnect with BellSouth at the WinSonic network located at 55 Marietta Street in Atlanta, Georgia to provide local, long distance or other network services to its customers; (2) collocate with BellSouth in its central offices to access unbundled services at discounted rates and provide them to the Company’s customers at its rates; (3) gain nondiscriminatory access to any pole, duct, conduit, or right-of-way owned or controlled by BellSouth; and (4) resell services from the BellSouth Resale Tariff, which includes most local services, private line services and connection charges. Additionally, the Company’s customers can be listed in the BellSouth telephone directory and have access to BellSouth’s operator services (0), directory assistance (411) and emergency services (911).

On December 21, 2006, the Company and BellSouth entered into an MBR Marketing Agreement, which applies to the BellSouth territories in the State of Georgia. The agreement had an initial one year term; but is subject to automatic renewals for consecutive six month periods, unless either party provides the requisite notice indicating otherwise. This agreement is no longer in effect. This agreement allowed the Company to purchase certain services not covered under section 251 of the Telecommunications Act of 1996.

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

On September 25, 2006, WinSonic received its Letter of Authorization from Sun Microsystems, Inc., appointing WinSonic as a Sun Partner Advantage Business Partner and Technology Integrator. This authorization permits WinSonic to distribute Sun products including hardware, software, support services and client services by contracting directly with Sun or through a Channel Development Provider (CDP). The primary business model is to sell and supply value added services such as architecture planning, technical design, deployment and/or post sales support services for Sun and third party hardware and software solutions.

CI², Inc. On December 10, 2004, the Company and CI², Inc. (“CI²”) entered into a Subcontractor Master Consulting Agreement (the “SMCA”). The Master Purchase and Services Agreement (the “MPSA”) provided CI² the ability to purchase and/or license various products and services for delivery and installation from the Company, to be used for CI²'s own internal use and for resale.

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

The term of the JMDA commenced on December 10, 2004 and continues to remain in effect, until terminated by either party.

In addition, on December 10, 2004, the Company agreed to take over the obligations of the Company under the MPSA. Therefore, the MPSA was modified to replace the name of the contracting party, WinSonic Holdings, Ltd., to that of the Company. In addition, the MPSA was modified to extend the period in which CI² may exercise its right of first refusal to purchase the networks for $9.7 million dollars as described in the MPSA for an additional ninety (90) days until February 1, 2005. While the option to purchase was not exercised by CI², the MPSA and JMDA remain in effect.

Integrated Services Group

Our Integrated Services Group business segment principally supports our Digital Distribution Group through working with the end user customer to design and install the fiber and other state-of-the-art systems infrastructure thereby creating a pull through marketing effort to enhance our overall planned increase in future revenues.

Through Automated Interiors, as a systems integrator, the Integrated Services Group plans and engineers the installation of electronic components to facilitate “smart” buildings. Through our Integrated Services Group activities, we have the capability to help developers of all sizes manage the transformation in technology and migrate from their traditional voice and data services to feature-rich digital services and solutions. In combination with our Network, the Integrated Services Group plans to migrate from serving single homeowners to partnering with developers and builders in offering the latest technological innovations in home and security automation.

Through Tytess, our Integrated Services Group additionally provides architectural, engineering, construction and construction management services to residential and commercial customers. Specifically, this includes site analysis, pre-design, schematic design, bidding and negotiation services. Our Integrated Services Group uses a consortium of architects, engineers, realtors, mortgage brokers and other contractors who provide solutions for the design and construction of commercial buildings, institutional facilities and residential communities.

From a sales and marketing perspective, by incorporating fiber optics inside the home, multiple dwelling establishment, or enterprise environment, our Integrated Services Group activities will allow the homeowner to be able to take advantage of the digital revolution thereby further penetrating the residential and commercial market for our Digital & Entertainment Media products and services. By way of example, WinSonic Cinema services can be integrated into wireless networks allowing end-users to use their PDA's, cell phones, game boys, computers, and TV's to watch digital video, TV, and interactive multi-media files.

Services we provide include the following:

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

WinSonic Diversity Group

The Company owns 49% of the equity interests of WinSonic Diversity with the remaining 51% of the equity interests owned by the Company’s Chairman and Chief Executive Officer. As a certified Minority Business Enterprise (renewed through December 31, 2008), WinSonic Diversity enables the Company to qualify for and pursue opportunities with various entities including the Federal Communications Commission, Public Utilities Commission, Universal Service, National Telecommunications and Information Administration, National Information Infrastructure and the Department of Commerce that focus on providing services to people from all economic backgrounds. WinSonic Diversity is focused on developing urban and rural communities by providing resources and services that improve quality of life.

Since its inception, WinSonic Diversity has identified, and is currently working on, several urban community initiatives that include the introduction to the Company of the Native American Television Network, Morris Brown College in Atlanta, Georgia, West Angeles Community Development Corporation in Los Angeles, California, and Sweet Auburn at Renaissance Walk, in Atlanta, Georgia. As a certified Minority Business Enterprise, WinSonic Diversity has access to major enterprises that have diversity initiatives. This has resulted in continuing opportunities with companies such as Verizon Wireless, Verizon Communications, Verizon Business, AT&T, and Bank of America.

As WinSonic Diversity begins to realize service and revenue opportunities, it will market the services and products through its service agreement with the Company which will be fulfilled in part by the Company’s Digital Media, Digital Distribution and Integrated Services operations.

Third Party Relationships

Verizon Services Corporation. On February 15, 2007, WinSonic Diversity and Verizon Services Corporation (“Verizon”) executed a 2-year Construction Services Agreement, wherein WinSonic Diversity has agreed to serve as a general contractor for Verizon in the construction of facilities at various sites. This agreement will permit Verizon to employ the services of WinSonic Diversity on a nonexclusive basis for services identified in the agreement; however, Verizon may, by Authorization Letter, order additional services not listed in the agreement, at prices quoted to Verizon in writing. Under the agreement, Verizon shall compensate WinSonic Diversity at the rates quoted by WinSonic Diversity for each specific service and/or skill set.

Additionally, on February 28, 2007, WinSonic Diversity executed a General Architectural and Engineering Services Agreement with Verizon to provide architectural & engineering and site analysis services to Verizon for a period of one (1) year; however, said agreement is automatically renewable for subsequent one year periods at each annual anniversary. Under this agreement, WinSonic Diversity will design, engineer and construct cell sites on raw land, existing cell cite structures and roof top additions.

Point Source, LLC. On February 6, 2007, the Company, WinSonic Diversity, and Point Source, LLC, a construction and engineering firm specializing in residential developments in the southeast region (“Point Source”), entered into a Marketing Agreement, wherein, Point Source was appointed by the Company as its non-exclusive marketing agent for a period of twenty (20) years.

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

Corporate Group

The Corporate Group business segment contains all non-direct costs of our operations, including costs associated with executive management, administration, finance, insurance, office facilities and human resources.

Competitive Environment

Historically, media and entertainment companies have controlled the entertainment market. Content creators have relied on these companies for marketing and distribution as media companies controlled the marketing mix elements and as a result dominated the media and entertainment value chain. Internet technology is now impacting that control. Based on inherent “distribution” capabilities built into social networking sites, for example, content creators are increasingly bypassing traditional channels of media and entertainment distribution.

We will operate in a market that is characterized by rapid change, as well as new technologies and we face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising and other services. Many of the companies we will compete against have a much stronger financial position than we do.

We will also face competition from other digital content and distribution providers, including start-ups as well as developed companies that are enhancing or developing competing technologies. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites for competing products and services to those we offer. In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities, abilities to download content, whether music, video or other.

To the extent that we license digital rights or resale to our customers, the licensing of digital rights to television and film video content is a relatively new business. We are not presently aware of any major competitors for the long-term licensing of digital distribution rights in independently owned television and film properties, but we expect that significant competitors will emerge as the industry evolves and that there may be competitors at the present time of which we are unaware. Many large television and film companies have begun digitally encoding and digitally distributing their own content and we expect this trend to continue.

Intellectual Property

As we continue to develop our technology and product offerings, will rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.

On September 12, 2006, the Company’s application for the registration of the “WinSonic” trademark and service mark was approved pursuant to the Trademark Act of 1946, as amended. The approval of the mark entitles the Company to use the “WinSonic” mark on its products and services and in its marketing and advertising campaigns.

As we bring new product and services offerings to the market, we plan to continue to pursue an active patent, where applicable, trademark, copyright and trade secret program to protect our assets in the future.

Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the internet, technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

Government Approvals & Licenses

During 2006, the Company obtained a number of certifications from various local, state and federal regulatory bodies that will enable us to provide products and services in the covered areas.

On May 30, 2006 and August 15, 2006, the Company obtained an FCC Registration Number (FRN) and registered as an IXC with the Federal Communications Commission (FCC), respectively. Registration with the FCC allows the Company to conduct business with the FCC, and the FRN enables us to offer interstate long distance services throughout the United States.

On July 21, 2006, the FCC approved the Company’s Section 214 application, which enables the Company to provide international facilities-based and resold telecommunications services between the U.S. and foreign points. This certification is particularly important to the Company’s ability to compete in a global digital content market.

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

On December 22, 2006, WinSonic Diversity received its Minority Business Enterprise (MBE) certification from the Georgia Minority Supplier Development Council, Inc (“GMSDC”) which qualifies it as a minority-owned, managed, and controlled company meeting the certification criteria established by the GMSDC and adopted by its Board of Directors. The annual certification was renewed on December 22, 2007.

During the first quarter of 2007, the Company obtained additional CLEC and Inter-Exchange Carrier (“IXC”) certifications in the states of Alabama and North Carolina. The Company is able to offer local exchange services within the local calling areas (IntraLATA) throughout the States of Alabama and North Carolina, to offer long distance services, and is in a position to compete with Local Exchange Carriers (LECs) through use of LEC infrastructure. This certification allows the Company access to LEC customers, and enables us to provide voice, data and video services in each of these calling areas.

Effect of Government Regulations

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise in connection with generic keywords.

We also face risks due to government failure to preserve the internet's basic neutrality as to the services and sites that users can access through their broadband service providers. Such a failure to enforce network neutrality could limit the internet's pace of innovation and the ability of large competitors, small businesses and entrepreneurs to develop and deliver new products, features and services, which could harm our business.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users' privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Research and Development

The Company continues research and development of next-generation products and services to create a solid platform to grow our business in the future. In 2008, through our Digital Media Group activities we expect to introduce new digital offerings for consumers, including a hosted VoIP platform and integrated digital data solutions that work on a single network. One offering we expect to introduce is a fee-based, online social environment which will include:

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

We are also focusing on the next generation of digital and analog set−top terminal interfaces and have developed plans to be a part of the new improved consumer features in the digital TV domain. In addition, for our Digital Distribution Group activities we are working with Level 3 Communications, Inc. to test digital cable transport over Multi Protocol Label Switching (MPLS), which plays an important role in the growth of international markets utilizing both analog and digital applications and technologies to deliver video, audio, voice and data.

Research and development costs are charged to expenses as incurred. For the year ended December 31, 2007, we began reporting research and development cost in our financial statements and footnotes thereto. The research and development costs incurred for the year ended December 31, 2007 was approximately $485,000.

Number of Employees

As of December 31, 2007, the Company and its operating companies had approximately 21 full-time employees, consisting of two in research and development, three in sales and marketing, 13 in general and administrative and three in operations, none of whom was represented by labor unions. The Company considers its labor relations to be satisfactory.

Item 2.	Description of Property.

Network Operations and Office Lease Agreements

Centennial Tower Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of rentable space. The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia and is used as the Company’s corporate headquarters to house its executives and general, clerical and administrative personnel.

On October 12, 2005, the Company paid $16,476 as deposit on the office space and issued a fixed price secured convertible note in the principal sum of $250,000 representing an increased security deposit requirement. On December 14, 2005, the note was converted into 925,927 shares of the Company’s common stock valued at $250,000 or $0.27 per share.

The lease agreement was amended on February 23, 2006, to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,800. The current monthly payment under this lease is $34,566.

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

Under this lease, the Company was required to remit to the landlord, upon execution of the lease, a security deposit in the amount of $17,566 and first month’s rental payment in the amount of $8,778. Thereafter, the Company is obligated to make monthly rental payments in the amount of $8,778 from May 1, 2007 to February 28, 2008; $17,566 from March 1, 2008 to April 30, 2012; and $19,127 from May 1, 2012 through termination. In addition to the monthly rent, the Company is responsible for its share of the operating expenses, utilities, taxes and other costs and expenses associated with the leased premises.

The Company will use this space to operate WDCSN’s network operations, data center, broadcast controls, switch site and application development lab. In addition, the space shall be utilized by the Company to house its network services billing and provisioning departments and for training its current and future staff.

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. The Company abandoned the office space in May of 2007 and will be responsible for the lease through June 30, 2008.

ProLogis-Macquarie U.S. LLC Office Lease Agreement

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive Suite B, Atlanta, Georgia 30336. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI planned to use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year. During the third quarter of 2007, AI abandoned the space and will be responsible for the lease until the space is leased to another party.

Landquest IV, LLC Office Lease Agreement

In June 2007, the Company entered into a Lease Agreement with Landquest IV, LLC for approximately 2,490 square feet of rentable space located at 3560 Camp Creek Parkway, Suite 130, East Point, Georgia 30344. The lease commenced in October 2007 and continues through September of 2012. The Company will use the space for retail sale of electronic equipment. Under the lease, the Company is obligated to pay base monthly rents of $5,810 per month.

As of December 31, 2007, approximate future commitments under the Company’s leases are as follows:

Year	Amount
2008	$778,376
2009	778,549
2010	791,377
2011	804,595
2012	794,860
2013 through 2017	2,789,053

Total	$6,736,810

We believe that we have adequate facilities to conduct our current operations. We have no current proposed programs for the renovation, improvement or development of our current facilities.

Item 3.	Legal Proceedings.

See “Note 9–Summary of Legal Proceedings” and “Note 15—Subsequent Events” of the Notes to the Financial Statements for information about legal proceedings in which we are involved. An estimated liability of $1,213,000 and $775,000 for legal settlements was recorded as of December 31, 2007 and December 31, 2006, respectively. Included in the estimated liability for legal settlements as of December 31, 2007 is a general accrual of $159,000 for claims threatened and not yet filed.

Item 4.	Submission of Matters To a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Effective August 27, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board under the symbol “WDMG.” The following table sets forth the high and low closing bid quotations for our common stock for each quarter during the last two years, as reported on the Over the Counter Bulletin Board:

2007	High Bid	Low Bid
Jan. 1 through Mar. 31	$0.77	$0.31
Apr. 1 through June 30	0.70	0.27
July 1 through Sept. 30	0.71	0.44
Oct. 1 through Dec. 31	0.71	0.40

2006	High Bid	Low Bid
Jan. 1 through Mar. 31	$0.45	$0.20
Apr. 1 through June 30	0.44	0.25
July 1 through Sept. 30	0.70	0.33
Oct. 1 through Dec. 31	0.75	0.32

The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

The Company has 200,000,000 shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2007, there were 202 record holders of our common stock.

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

See Part III, Item 11 for certain information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

2007

Issuances of Shares, Convertible notes and Warrants in 2007

During the year ended December 31, 2007, the Company issued 6,990,197 restricted shares of the Company’s common stock in connection with certain financing transactions. In addition, 57 holders of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.50 per share. (See “Note 6 – Convertible Debentures” for further details regarding these conversions.) Based on these agreements, the Company converted $1,860,760 of principal and $67,274 of accrued interest on these debentures in exchange for the issuance of 6,549,069 restricted shares of the Company’s common stock.

During the year ended December 31, 2007, the Company repaid loans payable and loans payable – related party amounts of $40,605 and $259,955, respectively. Specifically, the Company repaid these loans payable by issuing 1,133,257 restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.69 and, in connection therewith, incurred financing costs of $285,424.

During the year ended December 31, 2007, the Company issued an aggregate of 543,000 restricted shares of its common stock as payment for consulting services, 210,000 of such restricted shares were previously recorded as common stock payable. In addition, the Company issued 241,379, 1,146,593 and 500,000 restricted shares of common stock, in each case, which were previously recorded as a common stock payable, for the acquisition of DV Photo Shop, Tytess and technology from James E. Thomas, respectively.

During the year ended December 31, 2007, the Company issued 650,000 restricted shares of the Company’s common stock in connection with the exercise of warrants.

During the year ended December 31, 2007, the Company issued 500,000 shares of the Company’s restricted common shares in anticipation of closing a financing transaction which did not materialize. The shares were subsequently canceled in January 2008. The Company also issued 700,000 shares of the Company’s restricted common shares to reimburse the CEO for certain financing transactions in excess of the correct amount of shares. The shares were subsequently canceled in March 2008.

During the year ended December 31, 2007, the Company issued 800,000, 1,964,286 and 23,810 restricted shares of its common stock to David Lefkowitz, Nana Yalley and Crowne Office Suites, Inc., respectively, pursuant to their settlement agreements. (See “Note 9- Summary of Legal Proceedings”)

The following table summarizes by date the stock transactions for the year ended December 31, 2007, by date of the transaction:

		Price per	Cost of
Date of Share Issuance	Shares	Share	Shares

Shares issued in connection with certain financing transactions:
7/20/2007	200,000	0.42	$84,000
7/20/2007	100,000	0.36	36,000
7/20/2007	300,000	0.30	90,000
7/20/2007	500,000	0.35	175,000
9/10/2007	333,334	0.42	140,000
9/10/2007	1,200,000	0.45	540,000
9/10/2007	3,216,500	0.50	1,608,250
12/31/2007	(700,000)	0.50	(349,300)
9/10/2007	400,000	0.72	288,000
9/30/2007	260,000	0.49	127,400
9/30/2007	126,007	0.66	83,165
9/30/2007	294,397	0.69	203,134
10/18/2007	50,000	0.60	30,000
10/19/2007	14,016	0.63	8,830
10/19/2007	224,629	0.49	109,970
10/19/2007	125,000	0.63	78,750
11/19/2007	73,160	0.38	27,801
11/19/2007	66,666	0.42	28,000
11/19/2007	68,333	0.43	29,382
11/19/2007	138,155	0.45	62,170
Total	6,990,197		$3,400,552
Shares issued for convertible debentures:
7/20/2007	2,121,444	0.20	$424,288
8/10/2007	920,023	0.20	184,004
9/18/2007	79,340	0.20	15,868
9/19/2007	52,918	0.20	10,584
9/30/2007	800,511	0.20	160,102
9/30/2007	288,673	0.35	101,036
9/30/2007	1,400,000	0.50	700,000

9/30/2007	500,000	0.46	231,233
10/19/2007	77,170	0.20	15,434
11/19/2007	118,436	0.40	47,375
12/17/2007	190,554	0.20	38,111
Total	6,549,069		$1,928,034
Shares issued as repayment of loans payable and loans payable - related party:
7/20/2007	399,924	0.20	$79,984
9/30/2007	733,333	0.69	506,000
Total	1,133,257		$585,984
Shares issued for consulting services:
7/20/2007, previously recorded as common stock payable	150,000	0.40	$60,000
7/20/2007, previously recorded as common stock payable	60,000	0.53	31,800
9/30/2007	100,000	0.35	35,000
9/30/2007	50,000	0.55	27,500
9/30/2007	150,000	0.62	93,000
10/19/2007	15,000	0.69	10,350
12/5/2007	18,000	0.60	10,800
Total	543,000		$268,450
Shares issued for 2006 acquisitions previously recorded as common stock payable:
7/20/2007	1,146,593	0.55	$630,626
7/20/2007	241,379	0.58	140,000
7/20/2007	500,000	0.45	225,000
	1,887,972		$995,626
Shares issued in connection with exercise of warrants:
11/19/2007	250,000	0.01	$2,500
11/19/2007	400,000	0.40	160,000
Total	650,000		$162,500
Shares issued in error (subsequently cancelled):
	500,000	0.001	$500
	700,000	0.001	700
Total	1,200,000		$1,200
Shares issued for legal settlements:
5/25/2007	200,000	0.29	$58,000
10/5/2007	1,964,286	0.44	871,886
10/15/2007	23,810	0.63	15,000
12/17/2007	600,000	0.49	294,000
Total	2,788,096		$1,238,886

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act, as applicable.

2006

The Company issued 900,000 shares of its common stock during the quarter ending March 31, 2006. These 900,000 shares were issued at $0.50 per share in settlement of a legal action. The settlement and the credit to stockholders’ equity were valued at $450,000. (See “Note 9 - Summary of Significant Legal Proceedings”.)

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

During the quarter ended June 30, 2006, the Company issued 411,956 shares of common stock at $0.41 per share as consideration for the acquisition of all of the outstanding equity of Automated Interiors. Also, in connection with the acquisition of Automated Interiors and as an employment incentive, the Company issued 750,000 shares of common stock, valued at $0.40, to five key employees of Automated Interiors during April 2006.

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

During the first and second quarter of 2006, the Company raised additional proceeds of $504,200 and $310,000, respectively, through the issuance of 59 convertible notes with attached warrants to accredited investors in denominations of $1,000 to $100,000. (For a more detailed discussion, see “Note 6 - Convertible Debentures” in the Notes to the Financial Statements.)

During the third and fourth quarter of 2006, the Company raised proceeds of $250,000 and $759,192, respectively, through the issuance of 58 notes with attached warrants to accredited investors in denominations of $3,000 to $75,000. (For a more detailed discussion, see “Note 6 - Convertible Debentures” in the Notes to the Financial Statements.)

In November 2006, the Company committed to issue 1,146,593 shares of common stock in connection with the acquisition of Tytess.

In December 2006, the Company issued a $60,000 principal amount convertible promissory note which is convertible into the Company’s common stock convertible at a rate of $0.58 per share and an aggregate of 241,379 shares of the Company’s common stock in connection with the acquisition of the Digital Store .

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act, as applicable.

2005

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

During fiscal year 2005, the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for 4,000,000 shares of common stock, in accordance with a stock exchange agreement entered into by both parties. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2005, since there were no tangible or intangible assets and signed agreements in place. (See “Note 13 - Equity Investment” for further details regarding this transaction.)

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

During fiscal year 2005, the Company issued 590,000 shares of common stock to four investors in satisfaction of convertible debenture obligations of $118,000 at $0.20 average price per share. (See “Note 6 - Convertible Debentures” for further details regarding this transaction.)

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

We neither received nor paid any commissions in connection with the issuances of securities described above. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act, as applicable.

Warrant Activities

The following table summarizes the Company’s financing-related warrant activities for the period from inception to December 31, 2007:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2003	-	$-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	(0.70)
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,603,510	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,082,260	0.25
Warrants issued	7,121,448	0.34
Warrants exercised	(400,000)	(0.40)
Balance as of December 31, 2007	18,803,708	$0.28

These warrants have expiration dates between July 5, 2008 and July 26, 2010.

In addition, the Company has issued warrants in connection with certain consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements from inception to December 31, 2007:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2004	-	$-
Warrants issued	600,000	0.41
Warrants exercised	-	-
Balance as of December 31, 2005	600,000	0.41
Warrants issued	702,354	0.14
Warrants exercised	-	-
Balance as of December 31, 2006	1,302,354	0.26
Warrants issued	-	-
Warrants exercised	(250,000)	0.01
Balance as of December 31, 2007	1,052,354	$0.32

These warrants have expiration dates between June 3, 2008 and September 10, 2009.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the audited annual financial statements and the notes thereto.

Segment Reporting Disclosures

In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has elected to report in five reportable operating segments, including: (i) the Digital Media Group, (ii) the Integrated Services Group, (iii) the Digital Distribution Group, (iv) the WinSonic Diversity Group, and (v) the Corporate Group.

As further described herein, we now consolidate business and financial activity of our various subsidiary companies and operating divisions within the respective business segment. The business activities associated with the development, marketing and sale of digital media & entertainment products and services of WinSonic Digital Media Group, Ltd., and the Digital Store comprises the Digital Media Group business segment. The business activities of WinSonic Digital Cable Systems Network, Ltd. (“WDCSN”) comprise the Digital Distribution Group business segment. The business activities of Tytess Design & Development, LLC and Automated Interiors, LLC comprise the Integrated Services Group business segment. The business activities of WinSonic Diversity, LLC shall comprise the WinSonic Diversity Group business segment. The business activities associated with corporate management, administration and finance of WinSonic Digital Media Group, Ltd comprise the Corporate Group business segment.

The table below depicts the Company’s segment structure.

Business Segment Group	Business Unit
Digital Media Group	• WinSonic Digital Media Group, Ltd. • WinSonic Digital Store, LLC

Digital Distribution Group	• WinSonic Digital Cable Systems Network, Ltd.

Integrated Services Group	• Tytess Design & Development, LLC • Automated Interiors, LLC

WinSonic Diversity Group	• WinSonic Diversity, LLC

Corporate Group	• WinSonic Digital Media Group, Ltd.

As a “development stage company” the Company has not commenced material commercial operations. As of December 31, 2007, the Company has recorded $2,342,301 of revenue since inception. During the year ended December 31, 2007, the consolidated operations of the Company combined with WDCSN, Automated Interiors, Tytess and the Digital Store yielded revenue of $1,524,995.

General

The 2007 fiscal year was a year of transition for us as we integrated the various companies we acquired and/or merged with during prior periods, continued the development of our Digital Media Group product offerings, restructured certain of our senior management team and raised additional working capital to continue to fund our operations for the period.

Based on the actions taken in 2007, we believe we are positioned to capitalize on our relationships in the entertainment and communication industries to own and control the digital rights and distribution of as much music and video content as possible. In addition, we plan to leverage our preferential communication licenses, interconnection, co-location, and wholesale pricing agreements with global service providers to reliably and cost effectively distribute its digitally formatted voice, video and data products and services. We also plan to fully protect our developing intellectual property and Internet–based browser applications and once ready for market, allow us to capitalize on the rapidly expanding social networking, virtual reality and e-commerce markets.

Consolidated Results of Operations

The following table includes the consolidated information for the operations of the Company for the years ended December 31, 2007 and 2006:

	12/31/07	12/31/06
	Audited	Audited

Revenue	$1,524,995	$759,495
Gross profit	(583,453)	260,756
Expenses	10,978,507	6,221,693
Operating loss	(11,561,960)	(5,960,937)
Other income/(expense), net	(8,572,752)	(2,283,131)
Net loss	(20,134,712)	(8,244,131)
Loss per basic and diluted common share	$(0.36)	$(0.19)

Consolidated results of operations in 2007 generated $1,525,000 in revenues, representing an approximate 100% growth over the reported $759,000 in revenues in 2006. Of the 2007 amount, $1,469,000, or 96% of total revenues, was derived from our Integrated Services Group activities consisting of Tytess and Automated Interiors. The balance was generated through our (1) Digital Media Group, consisting of WinSonic Digital Media Group and the Digital Store, together representing revenues of $21,000, (2) our Digital Distribution Network Group, consisting of WDCSN, representing revenues of $4,000, (3) our WinSonic Diversity Group representing revenues of $25,000 and (4) WinSonic Corporate Group representing revenues of $6,500. The increase in revenues for the year ended December 31, 2007 compared to 2006 was primarily related to the inclusion of a full year of operations in 2007 for Automated Interiors, Tytess and the Digital Store. Automated Interiors was acquired in April 2006, Tytess was acquired in November 2006 and the Digital Store was acquired in November 2006. For further discussion of revenues at each of our business segments, see “Business Segment Results of Operations” below.

The aggregate net loss for 2007 was $20,135,000. Of this 2007 amount, $3,204,000, or 16% of the total, was derived from our Integrated Services Group. The balance was generated through our (1) Digital Media Group which generated a loss of $616,000, or 3% of the total, of which $131,000 related to our Digital Store, (2) our Digital Distribution Network Group, which generated a loss of $1,994,000, or 9% of the total, (3) our WinSonic Diversity Group, which generated a loss of $72,000 and (4) our Corporate Group which generated a loss of $14,249,000.

Operating Expenses

As further detailed below, the $10,979,000 in annual operating expenses for the year ended December 31, 2007, includes $4,796,000 in non-cash accruals and one-time items (bad debt expense, payroll tax penalties, severance accrual, stock-based compensation, consulting and depreciation). With the termination of certain personnel during the fourth quarter of 2007 and first quarter of 2008, adjustment of salaries on a going-forward basis and the elimination of certain non-essential expenses, the current plan for monthly operating expense is estimated to be $362,000, prior to legal expenses and audit retainers, which would be a decrease from the 2007 monthly average of $915,000. Operating expenses increased by $4,757,000 to $10,979,000 for the year ended December 31, 2007 compared to $6,222,000 in the prior year, representing an increase of 76%. Of this increase, $485,000, or 10%, was attributable to the increase in research and development expense over the prior year. Most of the research and development investment was directed to our Digital Media Group activities in preparation of the planned commercial launch of our social networking web environment. Of this increase, $3,595,000, or 76%, was attributable to payroll expenses and $592,000, or 12%, was attributable to general selling, general and administrative expense as further discussed below.

A breakdown of consolidated operating expenses for the years ended December 31, 2007 and 2006 is set forth below.

	2007	2006
	Audited	Audited
Operating Expenses
Selling, general and administrative	$2,392,146	$1,800,055
Research and development	89,329	-
Payroll expense - SG&A	7,502,052	3,906,987
Payroll expense - R&D	396,054	-
Consulting services, related party	474,705	352,029
Depreciation and amortization expense	124,221	162,622
Total Operating Expenses	$10,978,507	$6,221,693

Selling, general and administrative expense

SG&A expense increased by $592,000 in 2007 compared to the prior year, primarily related to an increase in bad debt expense and the inclusion of a full year of expenses for Automated Interiors, Tytess, the Digital Store and WinSonic Diversity, offset by a small decrease in corporate expenses. SG&A expense for 2006 only includes the expenses from the date of each of the acquisitions through December 31, 2006.

Included in SG&A expense in 2007 is bad debt expense of $155,000. This is a non-cash expense item, related to the recognition of uncollectible accounts receivable for Automated Interiors.

From a trend perspective, monthly SG&A expenditures averaged $186,000 during the year ended December 31, 2007 and were comprised of the following:

•	average monthly legal expense of approximately $32,000,
•	average monthly auditing and other public reporting expenses (filing costs/ auditors and D&O insurance) of approximately $19,500;

•	average monthly rent and utilities expenses of approximately $73,000.
•	average monthly expenses relating to temporary accounting assistance and recruiting fees of approximately $10,500,
•	average monthly WDCSN consulting expenses for network and programming costs of approximately $10,000 and
•	the balance of approximately $41,000 per month was for other office and miscellaneous expense amounts.

By the fourth quarter of 2007, average monthly SG&A expenses were reduced by approximately $24,000, to the monthly average of approximately $162,000, which included an increase in legal fees related to acquisition and private placement work following the departure of our internal legal and business affairs personnel.

Research and development expense

R&D expenses in 2007 were related to the Digital Media Group activities, including consulting costs, in preparation of the planned commercial launch of our social networking web environment.

Payroll expense – SG&A and R&D

Payroll expense increased $3,991,000 in 2007 compared to the prior year. The increase is related to increases in stock based compensation of $865,000, severance obligations of $1,800,000, payroll tax penalties of $236,000 and the inclusion of a full year of payroll expenses for Automated Interiors, Tytess and the Digital Store.

Monthly payroll expense averaged $328,000 for the year-ended December 31, 2007 and for the last two quarters of 2007 the average was approximately $264,000 per month. The average was lower towards the end of the year due to the elimination of certain personnel and the elimination of the deferred payroll accrual. Payroll and payroll related expenses will remain at the $260,000 level in the first quarter of 2008, due to the personnel changes and then the adjustment of salaries that was implemented on January 4, 2008.

Payroll tax penalties accrued in 2007 were approximately $236,000 and related to payroll taxes that are due. The Company has currently accrued $1,500,000 related to payroll taxes and penalties that are currently payable. The Company is currently in the process of negotiating a payment plan with the taxing authorities.

Severance totaling $1,800,000 was accrued during 2007 related to terminated employees that had a severance provision in their original offer letter. This severance provision related to all employees hired prior to the first quarter of 2007. While the Company believes the ultimate settlement with each employee may not require a total payment of these severances provided for in the original offer letters, the Company has accrued an amount equal to these severance amounts and included this amount in the payroll accrual. No current employees have this severance provision in their offer letters which were reissued in January 2008.

SFAS 123(R) requires the Company to recognize expense for the fair value of the options granted over the vesting period as additional payroll expense. Pursuant to SFAS 123(R), the Company recognizes the expense of employee incentive options that vest during the reporting period.  Stock based compensation, a non-cash expense, incurred during 2007 was approximately $2,033,000. When the Company became listed on the OTCBB certain options became vested in 2007. On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved.

Consulting Services

Consulting services, related party is a non-cash expense which relates to the fair value of shares of common stock issued to stockholders for consulting services and depicted the increased activity services for monies raised during the year.

Depreciation and Amortization

Depreciation and amortization expense for 2007 was approximately $124,000 and is also a non-cash expense related to historical capital asset purchases and resulted in a decrease to prior year due to fully depreciated items.

Other Income/(Expense)

Other income/(expense) totaled $8,600,000 for the year ended December 31, 2007 and was comprised of primarily non-cash items. The consolidated breakdown of other income/(expense) for the year ended December 31, 2007 is provided for below.

	2007	2006
	Audited	Audited
Other income/(expense):
Interest expense	$(7,217,519)	$(882,765)
Interest expense - related party	(45,384)	(294,165)
Impairment of goodwill	(720,767)	-
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	575,495	(942,757)
Legal settlement costs, net	(1,164,577)	(198,000)
Interest income	-	-
Other income/(loss)	-	34,493
Total other income/(expense)	$(8,572,752)	$(2,283,194)

Interest expense, including the related-party interest, totaling $7,263,000 is primarily a non-cash item. The interest expense relates to the required accounting treatment for discounted convertible debt with detachable warrants and shares or additional warrants issued in connection with financing transactions.

Impairment of goodwill for the year ended December 31, 2007 was $721,000 and is a non-cash expense item related to the impairment of the goodwill associated with the acquisition of Tytess. Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company analyzed goodwill as of December 31, 2007 and determined that impairment had occurred and the Company recorded an impairment of the goodwill associated with the Tytess acquisition.

Under GAAP, the Company is required to record the warrants and the embedded derivative of the related convertible debentures as liabilities. Changes in the value of these liabilities are reflected on the Company’s income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” For the year ended December 31, 2007 the Company recorded an unrealized gain of approximately $575,000 compared to an unrealized loss of approximately $943,000 for the same period in 2006 from the adjustment of the same liabilities.

Management of the Company expects that, due to the volatile nature of the price of the Company’s common stock price, the Company’s derivative and warrant liabilities will be correspondingly volatile and, as a result, will cause the reported net income (loss) of the Company to fluctuate in such a manner as to make direct comparisons, between reporting periods, difficult. Therefore as long as the derivative and warrant liabilities exist, the reported operating income (loss) should be a more accurate reference for the true performance of the Company.

For the year ended December 31, 2007, the Company recorded legal settlement costs of $1,165,000 compared to $198,000 for 2006. The increase was primarily related to the costs of the January 2008 Rosemary Nguyen settlement and the November 2007 Nana Yalley settlement. The Company agreed to issue shares of the Company’s common stock in connection with these settlements. See Note 9, Summary of Legal Proceedings in the Notes to the Financial Statements.

The table below identifies the consolidated total expenses and total other income/(expense) by cash and non-cash expenses.

2007
Audited	Cash	Non-Cash	Total

Total Expenses	$6,182,507	$4,796,000	$10,978,507
Total other income/(expense)	7,668	8,565,084	8,572,752
Total	$6,190,175	$13,361,084	$19,551,259

Business Segment Results of Operations

The following tables include the separate and consolidated business segment information for the operations of the Company for the years ended December 31, 2007 and 2006:

	December 31, 2007
	Digital	Digital	Integrated	Winsonic
	Media	Distribution	Services	Diversity	Corporate	Total
Revenue	$20,632	$4,000	$1,468,796	$25,066	$6,500	$1,524,994
Gross profit	10,709	4,000	(603,821)	(841)	6,500	(583,453)
Operating expenses	626,944	1,998,253	1,846,867	70,835	6,435,608	10,978,507
Loss from operations	(616,235)	(1,994,253)	(2,450,688)	(71,676)	(6,429,108)	(11,561,960)
Net loss	(616,235)	(1,994,253)	(3,203,985)	(71,676)	(14,248,563)	(20,134,712)

Total assets	262,000	570,128	569,963	1,793	665,725	2,069,609

	December 31, 2006
	Digital	Digital	Integrated	Winsonic
	Media	Distribution	Services	Diversity	Corporate	Total
Revenue	$1,363	$-	$738,372	$-	$19,760	$759,495
Gross profit	1,363	-	265,301	-	(5,908)	260,756
Operating expenses	263,361	912,637	550,542	-	4,495,153	6,221,693
Income (loss) from operations	(261,998)	(912,637)	(285,241)	-	(4,501,061)	(5,960,937)
Net income (loss)	(261,998)	(912,637)	(290,643)	-	(6,778,853)	(8,244,131)

Total assets	200,262	579,630	1,430,620	-	411,527	2,622,039

Digital Media Group

For the year ended December 31, 2007, Digital Media Group included a full year of the operations of the Digital Store and the R&D activities related to the Digital Media Group’s preparation of the planned commercial launch of its social networking web environment. The Digital Store was acquired on November 20, 2006 and its revenue and expense were only included in the Company’s financial statements from that date.

Digital Distribution Group

During late 2006, the Company accelerated its preparation to begin full operation of its Network. The costs incurred in 2006 and 2007 represent the personnel and facilities costs associated with those efforts. Operating expenses for the Digital Distribution Group increased by $1,086,000 in 2007 compared to 2006. The increase is comprised of personnel costs related to the additional personnel needed for full operation and a severance accrual for terminated employees totaling $710,000. The Company’s Network is expected to be fully operational in the second quarter of 2008.

Integrated Services Group

The results for 2007 include a full year of operations for Automated Interiors and Tytess. Automated Interiors was acquired in April 2006 and Tytess was acquired in November 2006. While we increased revenues in 2007 due to the inclusion of Automated Interiors and Tytess for a full year, quarter over quarter results decreased throughout 2007 due to several factors. The primary factor was halting of construction on three projects by Tytess during the third quarter. Construction was halted due to projected cost over-runs and the expanded completion time frames estimated to perform the contracts. Since Tytess uses the percentage of completion method for revenue recognition, no further revenue could be recognized until construction resumed, which has not happened. In addition, Automated Interiors encountered a slow-down during the last half of 2007 in its revenue due to cash flow and staffing challenges and has been unable to complete jobs to allow for revenue recognition. Since Automated Interiors recognizes revenue on the completed contract method, it is necessary to complete the project to recognize any revenue associated with the project, regardless of how close to completion the project actually is or how much cash has actually been received on the project. Automated Interiors had approximately $288,000 in unfinished projects as of December 31, 2007.

The cost of goods sold was relatively constant each quarter of 2007 except for the increase in the third quarter related to the accrual for cost over-runs on Tytess construction projects. If the Company estimates that the costs of a project will exceed the contract value, then the Company must accrue the overage as additional cost of goods sold when that determination is made. In the third quarter of 2007, the overage was determined to be $363,000. The Company has an overall negative gross profit due to this adjustment, actual overages of an additional $100,000 for Tytess, and certain fixed salary costs and other costs associated with Automated Interiors which continue while Automated Interiors fulfills its construction contract obligations.

The Company analyzed goodwill as of December 31, 2007 and determined that impairment had occurred and recorded an impairment of the goodwill associated with the Tytess acquisition totaling $721,000.

WinSonic Diversity Group

WinSonic Diversity Group began operations in 2007. WinSonic Diversity Group’s revenue was comprised of a consulting contract which was performed by a third party. Its operating expenses consisted of occupancy costs under a sublease with the Corporate Group totaling $55,000 and certain charitable contribution commitments.

Corporate Group

The Corporate Group business segment includes all indirect costs of our operations, including costs associated with executive management, administration, finance, insurance, office facilities and human resources.

Operating expenses for the Corporate Group increased by $1,940,000 in 2007 compared to 2006. The increase was comprised of severance accrual for terminated employees totaling $824,000, increases in stock based compensation of $866,000, occupancy costs of $174,000, accounting, auditing and legal expenses of $308,000 offset by a decrease in consulting costs of $175,000.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000. In addition, during the year ended December 31, 2007 the Company achieved a milestone when its stock began trading on the OTCBB. This milestone triggered the vesting of an additional one third of all outstanding stock options with an exercise price of $0.01 and the Company recorded additional stock based compensation expense totaling $375,000.

During the year ended December 31, 2007 and as a result of the issuance of the new offer letters, the Company terminated 17 employees, adjusted the salaries of 12 employees, accepted the resignation of six employees whose positions were not replaced and cancelled the contract of a consultant. These actions are expected to result in additional savings of approximately $3,430,000 per year, $693,000 for the Corporate Group. In connection with the above actions, the Company recorded severance costs of $824,000 for the Corporate Group during the year ended December 31, 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $15,763,000 as of December 31, 2007, compared to a deficit of $7,723,000 as of December 31, 2006.

If the Company is unable to generate sufficient sustainable revenues or obtain additional financing to meet its financial obligations, it will have to further reduce its operations, and the Company will not be able to continue as a going concern. The Company’s independent accountants have indicated in their report for the year ended December 31, 2007 that there is substantial doubt about the Company’s ability to continue as a going concern without increased revenues and additional financing.

During the year ended December 31, 2007 the Company used $2,788,000 in its operating activities, compared with $1,442,000 for the same period in 2006.

During the year ended December 31, 2007 the Company’s investing activities used $169,000 for the purchase of fixed assets, compared to $176,000 for the same period in 2006.

During the year ended December 31, 2007 the Company’s financing activities generated $3,045,000 compared to $1,622,000 for the same period in 2006. The funds generated from the Company’s financing activities during 2007 consists primarily of proceeds from loans payable of $190,000, loans payable – related party of $396,000, exercise of warrants to purchase shares of the Company’s common stock of $163,000, and the issuance of convertible debentures of $2,433,000 which was partially offset by the payment of loans payable - related party of $72,000 and payment of convertible debentures of $65,000. For the same period in 2006, the Company raised $16,000 from loans payable, $115,000 from loans payable – related party and $1,647,000 from the issuance of convertible notes which was partially offset by a decrease in the bank overdraft in the amount of $14,000 and by the payment of loans payable of $23,000 and related party loan payable of $121,000.

From inception, the Company has raised $8,967,000 to fund operations.  Of the total funds raised, $7,275,000 was used to provide the necessary resources for the development stage operations of the Company and $1,601,000 was used to purchase fixed assets. The funds include $5,381,000 which was raised through convertible debentures and warrants (net of repayments); and $1,587,000 which was raised through loans (net of repayments).  The Company also raised $2,000,000 from the issuance of common stock.

During the year ended December 31, 2007 the Company’s net cash position increased by $87,000 to $90,500 at December 31, 2007 compared to $3,500 at December 31, 2006.

During 2008, the Company’s monthly cash requirements will be approximately $360,000, excluding legal and auditing fees. The Company is in the process of negotiating funding to meet these requirements.

Continuing Operations

The markets in which the Company operates include a large number of companies competing for customers and market share both domestically and internationally. The Company’s competitors include other digital service providers, home automation companies, and architectural and design firms. Some of the Company’s competitors may develop competing products and services that offer better pricing or that reach the market in advance of the Company’s offerings. Some competitors also have or may develop greater financial and other resources than the Company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could have an adverse effect on the Company’s business. Future results will depend on the Company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the Company’s ability to attract and retain talented people.

The Company’s future results will depend in part on the success of its ability to profitably grow revenues under existing contracts and to control costs through the development and use of low-cost subcontractors, partnering and sourcing models. The Company’s current contracts are multiyear engagements under which the Company will provide project management, site construction, architectural and engineering services, and installation services for larger digital service providers. The planned expansion includes, among other things, commercial operations where the Company will deliver digital services across several platforms, the integration and continued growth of Automated Interiors, Tytess, WinSonic Diversity and the Digital Store. With potential joint ventures, such as NATVN, the Company’s facilities-based network and current service contracts are expected to provide a base of recurring revenue. The Company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

The Company has, to date, focused almost exclusively upon the startup phase of its operations. To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion. The Company’s priorities for the next year of operations are to expand our human resources to adequately service our existing contracts and to reach a sustainable profitability level. As we expand our operations with the expectation of growing revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business.

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

During the year ended December 31, 2007, the Company suspended the accrual of certain salary deferrals, which were provided for in employment agreements, from March 30, 2007 until the Company began trading on the OTCBB. In addition, all employee vacation grants were reduced from four weeks to two weeks. In accordance with this policy, deferred salary amounts were not accrued from March 30, 2007 to September 1, 2007 and were considered to be forfeited. This action taken by the Company resulted in a savings of approximately $487,000 in 2007.

During the year ended December 31, 2007 and as a result of the issuance of the new offer letters to employees, the Company terminated 17 employees, adjusted the salaries of 12 employees, accepted the resignation of six employees whose positions were not replaced and cancelled the contract of a consultant. These actions are expected to result in additional savings of approximately $3,430,000 per year. In connection with the above actions, the Company recorded severance costs of $1,714,000 during the year ended December 31, 2007.

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

Critical Accounting Policies

Basis of Accounting

The Company's policy is to prepare its financial statements pursuant to the accrual basis of accounting. The Company’s year end is December 31.

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

During the years ended December 31, 2007 and 2006, the Company granted stock options representing 3,625,000 and 7,159,304 shares of common stock, respectively, to its employees. Stock options vested during the years ended December 31, 2007 and 2006 totaled 3,731,757 and 4,058,506, respectively. For the vested portion of such stock options, the Company recorded stock based compensation expense of $2,032,818 and $1,167,419 for the years ended December 31, 2007 and 2006, respectively. The compensation expense is based on the fair market value of the stock options.  Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.00% to 4.95%; no dividend yield; volatility factors of the expected market price of the Company’s stock of 166% to 233%; and weighted average expected life of the options of three years (for options issued at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and commitment to re-issue an equal number of stock options upon implementation of a new stock option plan, the Company recorded additional stock based compensation totaling $193,000. In addition, during the year ended December 31, 2007 the Company achieved a milestone when its stock began trading on the OTCBB. This milestone triggered the vesting of an additional one third of all outstanding stock options with an exercise price of $0.01 and the Company recorded additional stock based compensation expense totaling $375,000.

Revenues and Expenses Recognition

The Company is a development stage company and has not had significant revenues to date. Revenues for the Company are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred

Within the Company’s Integrated Services business segment, Tytess has elected to recognize revenue on a percentage of contract completion method. This method requires Tytess to do progress billings based upon completion of preset milestones. Revenues and expenses for each milestone are recognized as each milestone has been completed.

In addition, within the Company’s Integrated Services business segment, Automated Interiors has elected to recognize revenue on a completed contract method. The completed contract method requires Automated Interiors to defer revenue and expense recognition until the contract has been substantially completed. Management has determined that the completed contract method of accounting more accurately reflects the nature of Automated Interiors’ business. Due to the volatile nature of electronic components, significant uncertainty may exist with respect to the total cost of performing a contract and the ultimate amount of profit to be recognized thereon. Automated Interiors has developed criteria for determining whether a project should be recorded as a sale. The criteria for recording a sale are that the installation has been completed, all costs of design and installation have been accrued or paid and there are no material contingent obligations outstanding.

In connection with the utilization of the completed contract method of revenue recognition for the consolidated financial statements, Automated Interiors maintains a work in progress account for costs of jobs in progress. All costs directly associated with the completion of a contract are accumulated as charges to work in progress prior to completion of the jobs. Upon completion of a contract, all related costs charged to work in progress are transferred to cost of goods sold.

Within the Company’s Digital Media business segment, revenues for the Digital Store are recognized upon rendering services to customers. Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. The Company does not service any financial assets or liabilities and the adoption of SFAS No. 156 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements. Based on the analysis done so far, the Company does not expect SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) and SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”). SFAS 158 requires the recognition of an asset or liability for the overfunded or underfunded status of all defined benefit plans included in the Company’s financial statements. The Company does not have a defined benefit plan currently and does not expect SFAS 158 to have any impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. FIN 48 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

•	Recognized financial assets and financial liabilities unless a special exception applies;
•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;
•	Non-financial insurance contracts, and
•	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement is effective as of the beginning of an entity’s first year that begins after November 15, 2007.  The Company does not plan early adoption and does not expect a material impact on its financial statements from the eventual adoption of SFAS 159.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At December 31, 2007, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

Risks Relating to our Company

We are subject to various risks that may materially harm our business, financial condition and results of operations. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

We have an immediate need for additional financing.

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2007, the Company had a working capital deficit of $15,763,000.

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

We have issued $2,819,000 of short-term indebtedness as of December 31, 2007. To the extent that we incur additional indebtedness or any other transaction, we will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. We currently have limited sources of revenue from which we can repay our indebtedness. We have no current arrangements with respect to, or sources of, additional financing, and there is no guaranty that any of our existing stockholders will provide any portion of our future financing requirements. There can be no assurance that additional financing will be available to us on commercially reasonable or acceptable terms, if at all. Our ability to obtain additional capital will be dependent in part on market conditions, the economy and other factors outside of our control. Our failure to secure necessary financing would have a material adverse effect on us and could require us to delay or modify our business plan.

Our auditor’s report contains a “going concern” qualification.

We have incurred operating losses and negative cash flow from operations since our inception. Our auditors issued an unqualified report on our Financial Statements as of and for the year ended December 31, 2007. However, the report states that our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. (See “Independent Auditors' Report” and “Note 10 - Going Concern” in the Notes to the Financial Statements.) The Financial Statements which accompany this annual report do not include any adjustments that might result from this uncertainty.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations.

The Company incurred net losses of $20,135,000 and $8,244,000 for the years ended December 31, 2007 and 2006, respectively, and $40,829,000 for the period from inception through December 31, 2007. Through the year ended December 31, 2007, the Company has recorded total revenues of $2,342,000 since inception.

The Company will continue to have a high level of operating expenses and is required to make significant expenditures including, but not limited to, salaries of executives and marketing, engineering and other personnel. The Company expects to incur additional losses until such time as it is able to generate sufficient cash flow to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues, operate profitably and cover its operating expense through cash flow from operations.

Our limited operating history subjects us to the risks of a new business.

There is only a limited operating history upon which to evaluate our performance and future opportunity to grow our revenue on a profitable basis. Our future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the industries in which we operate.

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

We may not be able to realize the benefits we expect from the acquisitions of Tytess, Automated Interiors and the WinSonic Digital Store and our equity investment in WinSonic Diversity.

We have already expended, and expect to continue to expend, considerable resources and management time in connection with the acquisitions of Tytess, Automated Interiors and the WinSonic Digital Store and our investment in WinSonic Diversity. While we expect that these transactions will be beneficial to us, it is not certain whether we will realize any material benefits from these transactions. Furthermore, because these transactions involve businesses from various industries, it may be difficult for us to integrate such businesses and we may not see a positive return on management time and company resources invested in realizing these synergies. Our failure to successfully integrate such businesses into the operations of the Company could have a material and adverse affect on our financial condition and operations.

We have a limited number of customers, and the loss of one or more of them could substantially harm our business.

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

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are in the process of documenting and evaluating our internal controls over financial reporting in connection with the requirement that report on such controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007. Section 404 requires a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We are currently performing the systems and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with the management certification requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such conditions could adversely affect our results.

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

We depend on carrier networks, such as Local Exchange Carriers (“LECs”), and Inter Exchange Carriers (“IXCs”), which is a developing market.

Our ability to derive revenues by providing online commerce, ATM and SONET Internet services depends, in part, upon a developed and robust industry and the infrastructure for providing these services and carrying network traffic. There can be no assurance that the necessary infrastructure or complementary products will be developed or that the Internet will become a viable commercial marketplace in those segments that we target. Critical issues concerning the commercial use of carrier networks, including security, reliability, cost, ease of use and access, and quality of service remain unresolved, and may impact the growth of network use. In the event that the necessary infrastructure or complementary products are not developed or the Internet does not become a viable commercial marketplace for our services, our future business, operating results and financial condition could be adversely affected.

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

The application of the “Penny Stock” rules could adversely affect the market price of our common stock and increase one’s transaction costs to sell shares of our common stock.

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

We are authorized to issue 20,000,000 shares of preferred stock, $0.001 par value. The Company has no shares of preferred stock issued and outstanding. The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval. The potential therefore exists that preferred stock might be issued which would grant dividend preferences, liquidation preferences, voting and other rights to preferred stockholders over common stockholders. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by stockholders.

A majority of the outstanding shares of our common stock are restricted securities.

Of the shares of the Company's common stock outstanding as of December 31, 2007 approximately 47,111,984 are “restricted securities,” as that term is defined in the Securities Act, and may only be sold in compliance with the provisions of Rule 144 of the Securities Act.

Shares of our common stock are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which, if any, a more active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the pink sheets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to other issuers which have a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 7.	Financial Statements.

Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Our management team is diligently developing and implementing additional controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned in 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. During year 2007, we have hired a Chief Operating Officer, a Vice President of Finance and Accounting and a Controller. We are interviewing candidates to fill the CFO position and certain other accounting positions.

In connection with the growth of the Company, we have instituted a policy of early review of accounting systems and personnel of all potential acquisitions to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisitions have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. As such, depending upon the materiality of the operations of the acquisition, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

With the addition of a Vice President of Finance, Controller and other permanent accounting staff in 2007, the Company has greatly improved its internal control over financial reporting during the year ended December 31, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer (who is also acting as our principal financial officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer (who is also acting as our principal financial officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, our Chief Executive Officer concluded, as of December 31, 2007, that our disclosure control and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Details Regarding Material Weakness in Our Controls and Procedures, Remedial Actions and Changes in Internal Control Over Financial Reporting

One material weakness was identified as a shortcoming in communication from the Chief Executive Officer regarding one employee stock option agreement from 2005 and a convertible note from 2004, both of which needed to be submitted to the accounting staff for recording of such transactions. These findings were considered to be immaterial in value, but the discovery of these items would indicate internal controls were not strong enough in those prior periods to prevent these errors from occurring. The two immaterial values consisted of one item which related to an employee option grant which would have fallen under APB 25 that was not properly tracked in prior years and would have had no financial statement impact. The second item related to a convertible note of $7,000 including interest that had not been recorded at the time of issuance; the shares issued upon conversion were recorded as financing cost in 2007. Since December 2007, numerous procedures and controls have been implemented by management including enhanced employee file management, formation of an audit committee, and improved communication between the CEO/CFO and the accounting staff on all financial and operational transactions.

Our management team is diligently developing and implementing additional controls and procedures to ensure that all information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon finding a replacement chief financial officer. The resignation of our former chief financial officer has exacerbated an existing problem of sufficiency of accounting personnel. During year 2007, we hired a Vice President of Finance and Accounting and a Controller. We are interviewing candidates to fill the chief financial officer position and certain other accounting positions.

In connection with the growth of the Company, we have instituted a policy of early review of accounting systems and personnel of all potential acquisitions to discern their reporting systems and the effect such reporting will have on the consolidation of operations. The companies that we have considered for acquisitions have been private companies and have not typically maintained the types of control and reporting procedures that are required of public companies. As such, depending upon the materiality of the operations of the acquisition, compared to our total assets and revenues, it is possible that the acquisition of private subsidiaries may lead to errors in reporting.

With the addition of a Vice President of Finance, Controller and other permanent accounting staff in 2007, the Company has greatly improved its internal control over financial reporting during the year ended December 31, 2007.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Principal Positions and Offices with our Company

Winston Johnson	50	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer

Eric Leufroy	54	Director

Dr. Thomas Mensah	58	Director

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

Effective December 7, 2007, Joseph Morris resigned from the Company as Chief Operating Officer. Effective December 13, 2007, Jeffrey Burke resigned from the Company as Executive Vice President. The Company has eliminated these positions and is in the process of negotiating separation agreements with Mr. Morris and Mr. Burke.

Directors and Officers

Winston Johnson has been the Chairman of the Board and Chief Executive Officer of the Company since December 2003. Mr. Johnson has also been the acting Chief Financial Officer of the Company since 2006. Mr. Johnson, who started in the music, computer science, and communications industries in the 1970s, pioneered technological innovations in music, computer and sound engineering, such as the WinSonic Process. The WinSonic Process, a digital compression technology that produces a superior sounding product, has been used to enable record and film companies to record and distribute high-end voice, data, text, audio and video files throughout the world. Mr. Johnson's education includes a B.S. from FAMU and additional labs and studies which include FSU, UCLA, Berkley, Stetson University, Dartmouth, NASA, USC ETC, Nortel Network, Cisco, Sonet, Stn, Atm, Star Hub, DMS 200/300, DMS 500, DSL, PPOE, PPOA, MPLS, OSPF, BGP4, VoIP, HDTV transport, e911, video switching, ss7 signaling, cable plant, catv, emergency disaster planning, satellite, voice, data, video, fiber optics, micro wave, two-way radio, management systems, and billing systems.

Dr. Thomas Mensah was appointed to the Board of Directors of the Company on January 25, 2007. Dr. Mensah is a world renowned inventor whose contributions have had national and global impact in the development and distribution of new age media. Specifically, Dr. Mensah’s work contributed to the replacement of copper wire cables with optical fibers; thereby enabling the launching of various Internet platforms such as DSL. Dr. Mensah holds a PhD in Chemical Engineering from Montpelier University (1978) and a Certificate in Modeling of Chemical Processes from the Massachusetts Institute of Technology (1977). He has held high level engineering positions at various US companies, including, Air Products & Chemicals (1980-1983) and Corning Glass Works (1983-1986). Additionally, Dr. Mensah joined AT&T Bell Laboratories in 1986 and led the program to develop the fiber optic reels used in the guided missile program until 1989. This effort led to the development of a system that was successfully deployed at missile speeds up to Mach 1 (the speed of sound). In 1992, Dr. Mensah founded and served as the chairman of Supercond Technology in Norcross, Georgia, which specializes in Aerospace and Communication products. Supercond Technology focuses on advanced structural materials development for supersonic US fighter aircraft such as the F-22. In 2004, Dr. Mensah became president of Georgia Aerospace Systems and continues to serve in this role today. Dr. Mensah is also a founding member of the Emerging Technologies section of the American Institute of Chemical Engineers (AIChE). He is the first and only black person to serve as the national chairman of the Materials and Engineering Sciences Division of the AIChE. He has edited two book volumes for the AIChE — Fiber Optics Engineering (1987) and Superconductor Engineering (1992).

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

Board Committees

As of December 31, 2007, we had no formal audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, the entire board of directors participates in discussions concerning executive officer compensation and the consideration of director nominees. Once committees are established, the Company expects that Mr. Leufroy will serve on its audit committee as its qualified financial expert within the meaning of paragraph (c) (2) of Item 402 of Regulation S-B. There has been no material change to the procedures by which stockholders may recommend nominees to our board of directors. See Note 15, Subsequent Events, to the Notes in the Financial Statements for a discussion of actions taken with respect to committees of the board of directors following the end of fiscal 2007.

Legal Proceedings

No officer, director, or persons nominated for such positions, and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the Company’s common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2007, except the following: Winston Johnson, Chairman and CEO, did not timely file Form 4s to reflect changes in his beneficial ownership interests during 2006 and 2007.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which is filed as an exhibit to this Annual Report on Form 10-KSB. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the CEO, Winston Johnson, at 101 Marietta Street, NW, Centennial Tower, Suite 2600, Atlanta, GA 30303. See Note 15, Subsequent Events, in the Notes to the Financial Statements.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the years ended December 31, 2007 and December 31, 2006 by our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Winston Johnson CEO and Chairman (and acting chief financial officer)	2007 2006	154,295 290,000	(1) (2)	- -	- -	- -		- -	- -	- -	154,295 290,000
Jeffrey Burke Former Executive Vice President	2007 2006	255,973 175,935	(3) (4)	- -	- -	197,110 183,660	(5)	- -	- -	- -	453,083 359,595

(1) Salary consists of $295,447 paid in cash and a decrease of $141,152 accrued salary as of December 31, 2007.
(2) Salary consists of $118,500 paid in cash and $171,500 accrued and unpaid as of December 31, 2006.
(3) Salary consists of $81,867 paid in cash and $174,106 accrued and unpaid as of December 31, 2007. Mr. Burke resigned from the Company on December 13, 2007.
(4) Reflects salary received since date of hire. Salary consists of $55,154 paid in cash and $120,781 accrued and unpaid as of December 31, 2006.
(5) In August 2006, Mr. Burke was granted stock options to purchase (a) 750,000 shares of common stock at $0.01 per share in which 1/3 vested upon the signing of his employment agreement, 1/3 vested when the Company’s common stock resumed trading on the OTCBB, and the remaining 1/3 will vest at the closing of the next round of financing and (b) 500,000 shares of common stock at $1.00 per share in which ten percent of the options vested immediately upon the signing of his employment agreement and the remaining options vest at the rate of 1/12th per month for 12 months. At the time of his resignation, Mr. Burke was vested in 500,000 shares of common stock at $0.01 and 500,000 shares of common stock at $1.00.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Winston Johnson	1,000,000			$1.00	10-8-2014
Jeffrey Burke (1)	500,000			$1.00	8-8-2016
	500,000			$0.01	5-8-2016

(1) At the time of his resignation, Mr. Burke was vested in 500,000 shares of common stock at $0.01 and 500,000 shares of common stock at $1.00.

Director Compensation

We currently do not have a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

Employment Agreements

On October 8, 2004, the Company entered into a binding offer letter with Winston Johnson, as Chairman and CEO. Under the terms of employment, Mr. Johnson was to receive a base salary of $290,000 per annum, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Mr. Johnson was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined in the offer letter). As of March 30, 2007, Mr. Johnson’s salary was reduced to zero until the Company’s common stock began trading on the OTCBB. Mr. Johnson’s salary was restored as of October 1, 2007.  The employment agreement of October 8, 2004 also provided for the grant of incentive or non-statutory stock options to purchase 1,000,000 shares of common stock for $1.00 per share. These options primarily vest equally over a twelve-month period effective with date of the employment agreement.

Effective June 6, 2006, Joseph Morris became the Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' initial base salary was $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, on March 12, 2007, Mr. Morris was granted additional stock options to purchase 400,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the additional options granted totaled $232,441. Effective December 7, 2007, Joseph Morris resigned from the Company as Chief Operating Officer.

Effective August 8, 2006, Jeffrey L. Burke was hired as Executive Vice President of the Company. Mr. Burke's base salary was initially $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $481,492. Effective December 13, 2007, Jeffrey Burke resigned from the Company as Executive Vice President.

The Company is in the process of negotiating separation agreements with Mr. Morris and Mr. Burke.

Effective November 26, 2007, the Company appointed Katie Ashcraft to the position of Vice President of Finance for the Company. The Company is currently in the process of negotiating the terms of Ms. Ashcraft’s employment. Following Mr. Morris’ resignation, effective December 16, 2007, the Company appointed Bobby Reed to the position of Vice president of Operations of the Company. The Company is currently in the process of negotiating the terms of Mr. Reed’s employment.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is the only class of voting securities presently outstanding.

Equity Compensation Plans

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,234,301	$0.36	265,699

Equity compensation plans not approved by security holders (1)	5,402,187	$1.00	-

Total	9,636,488	$0.72	265,699
(1)  Reflects stock options the Company is obligated to issue to certain employees pursuant to the terms of their respective employment agreements. The Company has not yet issued such stock options.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of December 31, 2007, on which date there were 71,319,648 shares outstanding, by:

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

Name and Address	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares Owned

Winston Johnson	12,029,200	(1)	16%

Jon J. Jannotta	5,766,290		8%

Eric Leufroy	421,830	(2)	*

Thomas Mensah	150,000		*

All current directors and executive officers as a group	18,367,320		25%
_____________
*	Less than 1%.
(1)	Includes 11,029,200 shares of common stock and 1,000,000 stock options exercisable at $1.00.
(2)
Includes 200,000 warrants to purchase shares of common stock exercisable at $0.20, including 150,000 to Eric Leufroy, 25,000 to Ena Leufroy and 25,000 to Erica Leufroy, and 221,830 shares of common stock, including 166,373 to Eric Leufroy, 27,729 to Ena Leufroy, and 27,729 Erica Leufroy, respectively that certain convertible notes are convertible or exercisable into, as applicable.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

Loans from Founder:

2007: During year ended December 31, 2007, the CEO of the Company entered into certain loan transactions with certain third parties and in turn has loaned an aggregate of $428,393 to the Company. During the year ended December 31, 2007, the Company accrued interest on the outstanding principal balance of these loans in the amount of $7,494. As a condition to the loan transactions with such third parties, the CEO has assigned or committed to assign to such third parties an aggregate of 2,948,474 of his personal shares of the Company’s common stock. During the year ended December 31 2007, the Company repaid loan amounts of $72,086 including accrued interest, and issued 600,000 shares of the Company’s common stock to third parties on behalf of the CEO in exchange for debt forgiveness from the CEO in the amount of $179,971. As of December 31, 2007, the outstanding balance of these loans was $181,392 in principal and $2,437 in accrued interest.

During the fourth quarter of 2007, the Company issued to the CEO of the Company an aggregate of $45,917 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 114,791 shares of the Company’s common stock. The two convertible notes with balances of $40,917 and $5,000, which accrue interest at 6%, mature on October 30, 2009 and November 11, 2009, respectively. The CEO has the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on October 30, 2009 and November 11, 2009. The warrants may be exercised at any time prior to expiration and provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

2006: During 2006, the CEO of the Company loaned $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of December 31, 2007.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest accrues at 10% per annum, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to additional interest of 5% in excess of the rate otherwise applicable to the unpaid balance. During 2006, the Company issued 400,000 shares of restricted common stock to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The balance of the accrued interest payable at December 31, 2007 was $13,074.

2004: As of December 31, 2006, the Company had a loan payable totaling $316,496 to the CEO which included principal of $209,000. Under the terms of the loan, interest accrued at the rate of 10% per annum. During the year ended December 31, 2007, the Company paid $32,500 to the CEO as partial repayment of this loan. On January 17, 2008, the Company entered into an agreement with the CEO, and Rosemary Nguyen related to a settlement in the Rosemary Nguyen v. WinSonic Digital Media Group, Ltd. and Winston Johnson matter. Pursuant to this agreement, the Company is required to issue 80,000 shares of its common stock to Ms. Nguyen, which shares shall be deemed to have been fully paid for on November 20, 2004. In addition, the Company is required to issue 1,996,521 restricted shares of its common stock to Ms. Nguyen as full settlement of this matter. The balance of this loan from the CEO related top this matter was repaid at that time by issuance of the shares of the Company’s common stock to Ms. Nguyen. During the quarter ended December 31, 2007, in connection with this matter, the Company reclassified $314,584 from loans payable - related party to legal settlement liabilities. (See “Note 9 - Summary of Legal Proceedings” and “Note 15 - Subsequent Events” for further details.)

Consulting Agreements

During the year ended December 31, 2007, the Company entered into nine consulting agreements with shareholders of the Company to assist the Company in the development of capitalization plans which will provide the capital resources necessary to accomplish the operating and strategic plans of the Company. As compensation for the services provided, the Company issued 333,000 restricted shares of the Company’s common stock which were valued at $176,650 in payment for five of the agreements. The remaining four agreements require the issuance of an additional 500,000 restricted shares of the Company’s common stock. These shares were valued at $261,000 and were issued during the first quarter of 2008. In addition, the Company hired the wife of an executive of AI to perform design services totaling $35,055 and paid a Board member $2,000 as a consulting fee. The costs of these consulting agreements totaled $474,705 and are included in the accompanying statement of operations as consulting services – related party.

Share issuances

During the year ended December 31, 2007, the Company issued 500,000 restricted shares of the Company’s common stock in anticipation of closing a financing transaction with a related party which did not materialize. The shares were subsequently canceled in January 2008. The Company also issued 700,000 shares of the Company’s restricted common shares to reimburse the CEO for certain financing transactions in excess of the correct amount of shares. The shares were subsequently canceled in March 2008.

Native American Television Network, Inc (“NATVN”)

During the third quarter of 2005, the Company issued 1,670,000 shares of common stock to NATVN in exchange for 4,000,000 shares of NATVN common stock. The former president of the Company and a Company shareholder are shareholders in NATVN, owning 9% of the total outstanding equity in NATVN.

The investment in NATVN is accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of December 31, 2007, there has been no significant operations commenced by NATVN.

WinSonic Diversity, LLC

On May 22, 2006, WinSonic Diversity was organized in the State of Georgia by Winston D. Johnson and the Company. Mr. Johnson holds a majority of the ownership interests (51%) and is responsible for the management of WinSonic Diversity, while the Company holds a minority interest (49%). The assets and liabilities and operations of WinSonic Diversity are included in the accompanying financial statements.

Item 13. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among Media and Entertainment.com, Inc., WinSonic Acquisition Sub, Inc., WinSonic Holdings, Ltd and Winston Johnson, dated July 16, 2004, as amended. (5)

2.2
Amended and Restated Acquisition and Share Exchange Agreement by and among WinSonic Digital Media Group, Ltd and Automated Interiors, LLC and William H. Mann and Jeffrey Fischer executed on May 15, 2006 and effective as of April 18, 2006. (9)

2.3	Acquisition and Share Exchange Agreement by and among WinSonic Digital Media Group, Ltd., Tytess Design and Development, Inc., and Cedric T. Drayton executed on November 2, 2006. (16)

2.4	Asset and Goodwill Purchase Agreement among WinSonic Digital Media Group, Ltd., DV Photo Shop and Sung Yeol “Scott” Yoon, dated November 20, 2006. (17)

3.1	Articles of Incorporation of Media and Entertainment.com, Inc., dated April 27, 2000, as amended through October 17, 2002. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated November 5, 2003. (3)

3.3	By-laws of Media and Entertainment.com, Inc. (2)

3.4	Certificate of Amendment to Articles of Incorporation of Winsonic Digital Media Group, Ltd., filed with the Nevada Secretary of State on June 22, 2007(20)

4.1	WinSonic Digital Media Group, Ltd. 9% Convertible Subordinated Promissory Note with Atlanta Centennial, LLC dated October 12, 2005 in the amount of $250,000. (8)

4.2	WinSonic Digital Media Group, Ltd. Warrant Certificate with Atlanta Centennial, LLC dated October 12, 2005. (8)

4.3	WinSonic Digital Media Group, Ltd. 6% Convertible Subordinated Promissory Note with JungSook Yoon, HeungWoo Park, and SunWoo Park dated November 20, 2006 in the amount of $60,000. (17)

4.4	Form of WinSonic Digital Media Group, Ltd. 6% Convertible Subordinated Promissory Note.(19)

4.5	Form of WinSonic Digital Media Group, Ltd. Warrant Certificate. (19)

4.6	Warrant to purchase 1,400,000 shares of the Company’s Common Stock dated August 27, 2007 issued to Surry P. Roberts (21)

4.7	$700,000 6% Convertible Subordinated Promissory Note dated August 27, 2007 issued to Surry P. Roberts (21)

4.8	6% Convertible Subordinated Promissory Note dated October 12, 2007(22)

4.9	Warrant to purchase shares of the Company’s Common Stock dated October 12, 2007(22)

4.10	$300,000 6% Convertible Subordinated Promissory Note dated December 3, 2007 issued to Surry P.Roberts(24)

4.11	Warrant to purchase 600,000 shares of the Company’s Common Stock dated December 3, 2007 issued to Surry P. Roberts. (24)

4.12*	Form of 6% Convertible Subordinated Promissory Note dated February 9, 2008.

4.13*	Form of Stock Purchase Warrant dated February 9, 2008.

10.1	Subcontractor Master Consulting Agreement with C1[2], Inc., dated December 10, 2004. (4)

10.2	Joint Marketing and Development Agreement with C1[2], Inc., dated December 10, 2004. (4)

10.3	Modification of the Master Purchase Agreement between C1[2] and WinSonic Holdings, dated December 10, 2004. (4)

10.4	Memorandum of Understanding dated February 17, 2005, by and between WinSonic Digital Media Group, Ltd. and Native American Television Network, Inc. (6)

10.5	Agreement dated March 17, 2005, by and between WinSonic Digital Media Group, Ltd. and Lantern Hill Capital. (6)

10.6
Exchange Agreement dated as of March 15, 2005, by and among WinSonic Digital Media Group, Ltd., WinSonic Digital Cable Systems Network, Ltd., Winston Johnson and A. Scott Roderick Investments, LLC. (6)

10.7	Binding Employment Offering Letter dated October 8, 2004 by and between the Registrant and Winston Johnson. (7)

10.8	Addendum to the June 9, 2003 Master Service Agreement with Level 3 Communications keeping the agreement in full effect dated August 22, 2004. (7)

10.9	Service schedule for (3) LinkSM Global Wavelength Service - IRU dated August 17, 2004. (7)

10.10	Contract with Sun Micro Systems as a Sun iForce Partner dated May 24, 2005. (7)

10.11	Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and WinSonic Digital Media Group, Ltd., dated October 12, 2005. (8)

10.12	Sublease Agreement between Rogers Telecom, Inc. and WinSonic Digital Media Group, Ltd., dated May 17, 2006. (10)

10.13	Lease Agreement between WinSonic Digital Media Group, Ltd. and JT Communications, LLC, dated June 22, 2006. (10)

10.14	Binding Employment Offer Letter dated June 7, 2006 by and between WinSonic Digital Media Group, Ltd. and Joseph Morris as COO. (11)

10.15	Separation Agreement and Release dated December 9, 2005 by and between WinSonic Digital Media Group, Ltd. and Nana Yalley. (12)

10.16	Consulting Agreement by and between FraserNet, Inc. and WinSonic Digital Media Group, Ltd., dated July 28, 2006. (13)

10.17	Employment Agreement by and between Jeffrey Burke and WinSonic Digital Media Group, Ltd., dated August 8, 2006. (13)

10.18
Amendment to Office Lease Agreement for Centennial Tower, 101 Marietta Street, Atlanta, Georgia, by and between Atlanta Centennial, LLC and WinSonic Digital Media Group, Ltd., dated February 23, 2006. (14)

10.19	Interconnection Agreement between BellSouth Telecommunications, Inc. and WinSonic Digital Media Group, Ltd., dated September 27, 2006. (15)

10.20	Memorandum of Understanding between WinSonic Digital Media Group, Ltd., WinSonic Digital Cable Systems Network, Ltd. and James E. Thomas, dated October 2, 2006. (15)

10.21	Telecom/Office Lease Agreement between Bank Building Limited Partnership, LLC and WinSonic Digital Media Group, Ltd., dated as of February 8, 2007. (18)

10.22	First Amendment to Telecom/Office Lease Agreement between Bank Building Limited Partnership, LLC and WinSonic Digital Media Group, Ltd., dated as of February 8, 2007. (18)

10.23
Office Lease Agreement for Westgate Industrial Center #3, 5290 Westgate Drive, Suite B, Atlanta, Georgia, by and between ProLogis-Macquarie U.S. LLC and Automated Interiors, LLC., dated May 23, 2007. (25)

10.24	Settlement Agreement and Mutual Release dated October 5, 2007, by and between Company and Nana Yalley (22)

10.25	Consent Order dated October 4, 2007, by and between Company and Crowne Office Suites, Inc. (22)

10.26	Settlement Agreement and Mutual Release dated November 5, 2007, by and between Company and EricYoung.(23)

10.27	Settlement Agreement and General Release dated January 17, 2008, by and among the Company, Winston Johnson, and Rosemary Nguyen. (26)

10.28	Repurchase Rights Agreement dated January 17, 2008, between the Company and Rosemary Nguyen. (26)

10.29	Settlement Agreement and General Release dated December 28, 2007, by and among the Company, Winston Johnson, and David Lefkowitz. (26)

10.30	Rights Agreement, dated March 20, 2008, between the Company and BPP. (27)

10.31*	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated December 31, 2007.

10.32*	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated January 31, 2008.

10.33*	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated March 28, 2008.

14.1*`	Code of Business Conduct and Ethics.

16.1	Letter from Chavez and Koch dated March 31, 2005. (8)

16.2	Letter from DeJoya & Griffith, Changes in Registrant’s Certifying Accountant dated March 10, 2005. (12)

21.1*	List of subsidiaries of Registrant.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1*	Audit Committee Charter

99.2*	Nominating and Corporate Governance Committee Charter

*	Filed herewith.
(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Incorporated herein by reference to the Registrant’s Form 10-SB12G filed on January 17, 2001.
(3)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 30, 2004.
(4)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 17, 2004.
(5)	Incorporated herein by reference to the Registrant’s Form 8-K/A Amendment No. 1 filed October 19, 2004.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed March 31, 2005.
(7)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 18, 2005.
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed May 16, 2006.
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed June 27, 2006.
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed June 29, 2006.
(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed July 25, 2006.
(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed August 24, 2006.
(14)	Incorporated herein by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2006.
(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 4, 2006.
(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 3, 2006.
(17)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 22, 2006.
(18)	Incorporated herein by reference to the Registrant’s Form 8-K filed February 14, 2007.
(19)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, filed January 6, 2006
(20)	Incorporated herein by reference to the Registrant’s Form 8-K filed June 26, 2007.
(21)	Incorporated herein by reference to the Registrant’s Form 8-K filed September 5, 2007.
(22)	Incorporated herein by reference to the Registrant’s Form 8-K filed October 22, 2007.
(23)	Incorporated herein by reference to the Registrant’s Form 8-K filed November 9, 2007.
(24)	Incorporated herein by reference to the Registrant’s Form 8-K filed December 20, 2007.
(25)	Incorporated herein by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(26)	Incorporated herein by reference to the Registrant’s Form 8-K filed January 24, 2008.
(27)	Incorporated herein by reference to the Registrant’s Form 8-K filed April 1, 2008.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed and paid to our independent auditors, DeJoya & Griffith, for each of our last two years are as follows:

	2007		2006

Audit Fees		$97,500		$93,000
Audit-Related Fees	$	- 0 -	$	- 0 -
Tax Fees	$	- 0 -	$	- 0 -
All Other Fees	$	- 0 -	$	- 0 -

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

April 15, 2008	By:	/s/ Winston Johnson
Winston Johnson Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Leufroy
Eric Leufroy Director

Date: April 15, 2008

By:	/s/ Thomas Mensah
Thomas Mensah Director

Date: April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WinSonic Digital Media Group, Ltd.
Atlanta, Georgia

We have audited the accompanying balance sheets of WinSonic Digital Media Group, Ltd. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and from inception (September 10, 2002) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of WinSonic Digital Media Group, Ltd. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, and from inception (September 10, 2002) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered losses from operations, current liabilities exceed current assets, and accumulated deficit is $40,828,551 all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

March 17, 2008

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of Dec 31, 2007(Audited)	As of Dec 31, 2006 (Audited)

ASSETS

ASSETS:

Cash	$90,893	$3,506
Accounts receivable, net of allowance for doubtful accounts of $155,000 and $0, respectively	103,501	248,433
Prepaid expense	38,373	67,667
Inventory	5,994	5,387
Construction in process	305,648	254,640
Total current assets	544,409	579,633

Fixed assets, net of accumulated depreciation of $908,539 and $784,318, respectively:	767,190	783,115

Goodwill	263,524	984,291
Other assets	494,486	275,000
TOTAL ASSETS	$2,069,609	$2,622,039

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$5,588,287	$2,859,371
Customer deposits	333,336	273,082
Accrued payroll and related taxes	7,011,351	2,138,152
Legal settlement liabilities	1,213,225	775,000
Due to other related parties	1,091	—
Loans payable	507,518	347,743
Loans payable -related party	201,903	414,555
Derivative liability related to convertible debentures	34,466	339,450
Warrant liability related to convertible debentures	29,909	300,420
Convertible debentures – 2004/2005 Agreements	35,514	257,469
Convertible debentures, net of debt discount totaling $804,932 and $794,784, respectively	1,269,596	507,524
Current portion of long term liabilities	80,950	90,197
Total current liabilities	16,307,146	8,302,963

Long term debt	-	44,822

TOTAL LIABILITIES	16,307,146	8,347,785

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,319,648 and 49,578,057 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	71,319	49,578
Additional paid-in capital	26,520,895	13,609,264
Common stock payable	-	1,357,426
Common stock receivable	(1,200)	-
Common stock advance for future services	-	(48,175)
Accumulated deficit during development stage	(40,828,551)	(20,693,839))
Total stockholders' deficit	(14,237,537)	(5,725,746))

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,069,609	$2,622,039

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

	For the years ended December 31,		Inception (September 10, 2002) to
	2007	2006	December 31, 2007

REVENUE	$1,524,995	$759,495	$2,342,301

COST OF GOODS SOLD	2,108,448	498,739	3,756,347

GROSS PROFIT	(583,453)	260,756	(1,414,046)

EXPENSES:
Selling, general and administrative	2,392,146	1,800,055	8,302,298
Research and development	89,329	-	89,329
Payroll expense – selling, general and administrative	7,502,052	3,906,987	13,470,306
Payroll expense – research and development	396,054	-	396,054
Consulting services - related party	474,705	352,029	2,898,002
Depreciation expense	124,221	162,622	1,182,518
Total expenses	10,978,507	6,221,693	26,338,507

OPERATING LOSS	(11,561,960)	(5,960,937)	(27,752,553)

OTHER INCOME/(EXPENSES):
Interest expense	(7,217,519)	(882,765)	(10,356,703)
Interest expense – related party	(45,384)	(294,165)	(339,549)
Impairment of goodwill	(720,767)	-	(720,767)
Gain on legal settlement	942,636	-	942,636
Legal settlement costs	(2,107,213)	(198,000)	(3,325,213)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	575,495	(942,757)	602,923
Interest income	-	-	730
Other income	-	34,493	119,945
Total other income/(expenses)	(8,572,752)	(2,283,194)	(13,075,998)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(20,134,712)	(8,244,131)	(40,828,551)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(20,134,712)	$(8,244,131)	$(40,828,551)

Basic weighted average number of common shares outstanding	56,405,502	44,454,006

Net loss per basic and diluted common share	$(0.36)	$(0.19)

The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

	For the years ended December 31			Inception (September 10, 2002) to
	2007		2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(20,134,712)	$(8,244,131)	$(40,828,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		124,221	162,622	1,182,518

Accretion of principal and interest related to convertible debentures		2,308,856	806,517	4,226,791
Unrealized (gain) loss on adjustment of derivative and Warrant liability to fair value of underlying securities		(575,495)	942,757	(602,923)
Stock based compensation		2,032,818	1,167,419	6,429,452
Provision for doubtful accounts		155,000	-	155,000
Impairment of goodwill		720,767	-	720,767
Gain on legal settlement		(942,636)	-	(942,636)
Operating expenses paid with stock, options and warrants		-	1,036,822	1,036,822
Operating expenses paid by loans payable		-	60,000	60,000
Interest expense paid with stock		-	185,621	185,621
Financing costs paid with stock and stock payable		3,400,552	-	3,400,552
Financing costs related to conversion of loans payable and loans payable – related party to stock		285,424	-	285,424
Consulting services paid with stock and stock payable		437,650	-	437,650
Amortization of common stock advances for future services		48,175	-	48,175
Interest accrued and added to notes		136,015	179,561	315,576
Forgiveness of accrued interest - Digital Services International, Inc.		-	-	152,592
Other non-cash financing costs		29,032	-	29,032
Change in operating assets and liabilities:
Increase in accounts receivable		(10,068)	(273,829)	(283,897)
Decrease (increase) in prepaid expenses		29,294	(48,871)	(36,053)
Increase in inventory		(607)	-	(607)
Increase in construction in process		(51,008)	(224,676)	(275,684)
Increase in other assets		(219,486)	(25,000)	(244,486)
Increase in advances to related companies		1,091	-	1,091
Increase in accounts payable and accrued expenses		2,396,565	734,392	5,469,252
Increase in customer deposits		60,254	346,940	407,194
Increase in accrued payroll and related taxes		4,873,199	1,546,801	8,063,707
Increase in legal settlement liabilities		2,107,213	205,000	3,332,213
Net cash used in operating activities		(2,787,886)	(1,442,055)	(7,275,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisition		-	16,670	16,670
Purchase of fixed assets		(169,426)	(192,814)	(1,617,890)
Net cash used in investing activities		(169,426)	(176,144)	(1,601,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft		-	(14,468)	-
Proceeds from loans payable		190,000	15,678	625,251
Payment on loans payable		-	(23,335)	(23,335)
Proceeds from loan payable - related party		395,893	114,985	1,334,604
Payment on loan payable - related party		(72,086)	(117,970)	(350,056)
Payment on convertible debentures		(64,813)	-	(64,813)
Proceeds from convertible debentures		2,433,205	1,646,815	5,283,270
Proceeds from common stock issued in connection with exercise of warrants		162,500	-	162,500
Proceeds from common stock issued		-	-	2,000,100
Net cash provided by financing activities		3,044,699	1,621,705	8,967,521

NET INCREASE IN CASH		87,387	3, 506	90,893

CASH, BEGINNING OF PERIOD		3,506	-	-

CASH, END OF PERIOD		$90,893	$3,506	$90,893

SUPPLEMENTARY INFORMATION:
Interest paid		$7,668	$47,124	$54,7892
Income taxes paid		$-	$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable		$-	$-	$820,000
Forgiveness of salary payable to officer		$-	$432,644	$702,644
Forgiveness of payroll tax for officer		$-	$-	$20,655
Issuance of common stock as deposit on lease obligation		$-	$-	$250,000
Issuance of common stock and stock payable as payment for subsidiaries acquired		$-	$939,528	$939,528
Issuance of common stock as payment on loans payable and loans payable - related party		$585,984	$80,000	$896,984
Issuance of common stock and warrants for salary payable	$		$329,058	$515,679
Issuance of common stock upon conversion of debentures		$1,928,034	$1,523,186	$3,569,218
Adjustment to paid in capital for accumulated depreciation		$-	$-	$281,481
Issuance of common stock and stock payable for legal settlement		$968,886	$450,000	$1,418,886

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common	Common	Common Stock Advance	Accumulated Deficit
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	for Future	During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit
Balance, September 10, 2002 (Inception) - No Par Stock	10,000,000	$-	10,000,000	$-	$-	$-	$-	$-	$-	$-

Reverse Merger - Reacquisition of all outstanding shares of WinSonic Acquisition Sub, Inc. - No Par Stock (Recasted to inception)	(10,000,0000)	-	(10,000,000)	-	-	-	-	-	-	-

Issuance of common stock to founder for services	-	-	6,004,200	6,004	-	-	-	-	-	6,004

Balance, September 10, 2002 (Recasted)	-	$-	6,004,200	$6,004	$-	$-	$-	$-	$-	$6,004

Issuance of stock warrants (December 26, 2002)	-	-	-	-	-	990,600	-	-	-	990,600

Net loss	-	-	-	-	-	-	-	-	(647,417)	(647,417)

Balance, December 31, 2002 (Restated)	-	$-	6,004,200	$6,004	$-	$990,600	$-	$-	$(647,417)	$349,187

Issuance of stock warrants	-	-	-	-	-	1,009,500	-	-	-	1,009,500

Net loss	-	-	-	-	-	-	-	-	(1,905,884)	(1,905,884)

Balance, December 31, 2003 (Restated)	-	$-	6,004,200	$6,004	$-	$2,000,100	$-	$-	$(2,553,301)	$(547,197)

Issuance of common stock for services, $0.75 average price per share	-	-	1,980,946	1,981	1,488,328	-	-	-	-	1,490,309

Issuance of common stock in satisfaction of debts of $331,000 and deemed interest of $242,500	-	-	758,000	758	572,742	-	-	-	-	573,500

Issuance of common stock, $1.00 price per share	-	-	921,600	922	920,678	(921,600)	-	-	-	-

Conversion of common stock payable to loan payable	-	-	-	-	60,000	(258,500)	-	-	-	(198,500)

					Additional	Common	Common	Common Stock Advance	Accumulated Deficit During
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	for Future	Development	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Stockholders’ Deficit
Issuance of common stock related to reverse-merger	-	-	23,956,138	23,956	(123,487)	-		-	-	(99,531)

Net loss	-	-	-	-	-	-	-	-	(5,790,794)	(5,790,794)

Balance, December 31, 2004 (Restated)	-	$-	33,620,884	$33,621	$2,918,261	$820,000	$-	$-	$(8,344,095)	$(4,572,213)

Issuance of common stock for services, $1.30 average price per share	-	-	94,615	95	122,905	-	-	-	-	123,000

Issuance of common stock for services, $0.82 average price per share	-	-	91,463	91	74,909	-	-	-	-	75,000

Issuance of common stock for services, $0.68 average price per share	-	-	66,667	67	45,267	-	-	-	-	45,334

Issuance of common stock for equity investment in NATVN	-	-	1,670,000	1,670	(1,670)	-	-	-	-	-

Issuance of common stock founder to relieve related party note payable due him, at $0.33 average price per share	-	-	700,000	700	230,300	-	-	-	-	231,000

Issuance of common stock to founder for services, $0.33 average price per share	-	-	500,000	500	164,500	-	-	-	-	165,000

Issuance of common stock for services, $0.70 average price per share	-	-	900,000	900	629,100	-	-	-	-	630,000

Issuance of common stock for services, $0.48 average price per share	-	-	225,000	225	107,775	-	-	-	-	108,000

Issuance of common stock in satisfaction of convertible debentures debts of $118,000, at $0.20 average price per share	-	-	590,000	590	117,410	-	-	-	-	118,000

Issuance of common stock as lease deposit, $0.27 average price per share	-	-	925,927	926	249,074	-	-	-	-	250,000

Issuance of common stock for common stock payable, $1.00 average price per share	-	-	820,000	820	819,180	(820,000)	-	-	-	-

Return of pledged assets, reversal of accumulated depreciation, and forgiveness of debt - related party	-	-	-	-	281,481	-	-	-	-	281,481

					Additional	Common	Common	Common Stock	Accumulated Deficit During
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Advance for Future	Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit
Forgiveness of interest expense - related party	-	-	-	-	152,592	-	-	-	-	152,592

Vested common stock award for officer	-	-	-	-	185,000	-	-	-	-	185,000

Common stock payable to officer for separation agreement, $0.33 average price per share	-	-	-	-	-	270,000	-	-	-	270,000

Record forgiveness of accrued salary for officer per separation agreement	-	-	-	-	270,000	-	-	-	-	270,000

Record adjustment for accrued payroll taxes for officer per separation agreement	-	-	-	-	20,655	-	-	-	-	20,655

Vested stock options granted to officer for separation agreement	-	-	-		131,068	-	-	-	-	131,068

Net loss	-	-	-	-	-	-	-	-	(4,105,613)	(4,105,613)

Balance, December 31, 2005	-	$-	40,204,556	$40,205	$6,517,807	$270,000	$-	$-	$(12,449,708)	$(5,621,696)

Issuance of common stock in accordance with mutual general release and settlement agreement at $0.50 average price per share	-	-	900,000	900	449,100	-	-	-	-	450,000

Issuance of common stock in conversion of shareholder note payable, 0.20 per share	-	-	3,184,899	3,185	633,795	-	-	-	-	636,980

Shares issued to employee for services	-	-	500,000	500	4,500	-	-	-	-	5,000

Issuance of stock in acquisition of subsidiary	-	-	411,956	412	168,490	-	-	-	-	168,902

Issuance of stock to employees	-	-	750,000	750	299,250	-	-	-	-	300,000

Issuance of common stock subject to conversion of option for services at $0.39 average price per share	-	-	82,051	82	31,918	-	-	-	-	32,000

Incentive stock options for employees	-	-	-	-	1,167,419	-	-	-	-	1,167,419

Discount allocated to warrant on convertible debt	-	-	-	-	1,248,688	-	-	-	-	1,248,688

					Additional	Common	Common	Common Stock Advance	Accumulated Deficit
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	for Future	During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit
Initial fair value of embedded derivative related to convertible debt	-	-	-	-	605,479	-	-	-	-	605,479

Fair market value of options to purchase shares of common stock at $0.01 to $0.53 per share, issued to consultants for financial consulting services	-	-	-	-	197,847	-	-	-	-	197,847

To record forgiveness of accrued salary for officer	-	-	-	-	399,919	-	-	-	-	399,919

Issuance of stock to shareholder in repayment of funds loaned to Company at $0.53 per share	-	-	489,850	490	259,129	-	-	-	-	259,619

To record forgiveness of debt by related party	-	-	-	-	6,000	-	-	-	-	6,000

Issuance of shares upon exercise of convertible notes at $0.40 per share	-	-	2,153,010	2,153	859,051	-	-	-	-	861,204

Issuance of common stock subject to conversion of option for services at $0.65 per share	-	-	89,231	89	57,911	-	-	-	-	58,000

Fair market value of shares issued to financial consultant for services at fair market value ranging from $0.01 to $0.53 per share	-	-	410,000	410	160,940	-	-	(42,875)	-	118,475

Shares issued upon exercise of warrant by consultant at $0.01 per share	-	-	300,000	300	2,700	-	-	-	-	3,000

Shares issued as repayment of loans valued at $0.40 per share	-	-	62,504	62	24,940	-	-	-	-	25,002

Discount of beneficial conversion feature on convertible notes	-	-	-	-	97,475	-	-	-	-	97,475

Forgiveness of salary by related party	-	-	-	-	32,725	-	-	-	-	32,725

Fair market value of warrants issued to employees for services	-	-	-	-	324,058	-	-	-	-	324,058

Fair market value of warrants issued as interest payment for cash advance	-	-	-	-	44,163	-	-	-	-	44,163

					Additional	Common	Common	Common Stock Advance	Accumulated Deficit
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	for Future	During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit
Fair market value of shares issued for consulting services at $0.40 per share	-	-	40,000	40	15,960	-	-	-	-	16,000

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	630,626	-	-	-	630,626

Stock to be issued for consulting services	-	-	-	-	-	316,800	-	(5,300)	-	311,500

Stock to be issued in acquisition of subsidiary	-	-	-	-	-	140,000	-	-	-	140,000

Net loss	-	-	-	-	-	-	-	-	(8,244,131)	(8,244,131)

Balance, December 31, 2006	-	$-	49,578,057	$49,578	$13,609,264	$1,357,426	$-	$(48,175)	$(20,693,839)	$(5,725,746)

Incentive stock option for employees	-	-	-	-	2,032,818	-	-	-	-	2,032,818

Issuance of stock for financing costs	-	-	6,990,197	6,990	3,393,562	-	-	-	-	3,400,552

Amortization of common stock advance for future services	-	-	-	-	-	-	-	48,175	-	48,175

Issuance of stock in satisfaction of convertible debentures	-	-	6,549,069	6,549	1,921,485	-	-	-	-	1,928,034

Issuance of stock in satisfaction of loan payable and loan payable – related party	-	-	1,133,257	1,133	584,851	-	-	-	-	585,984

Issuance of stock for consulting services	-	-	333,000	333	176,317	-	-	-	-	176,650

Issuance of stock as payment of stock payable	-	-	2,097,972	2,098	1,085,328	(1,087,426)	-	-	-	-

Issuance of stock for exercise of warrants	-	-	650,000	650	161,850	-	-	-	-	162,500

Discount allocated to warrant on convertible debt	-	-	-	-	1,366,403	-	-	-	-	1,366,403

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	934,593	-	-	-	-	934,593

Issuance of stock warrants	-	-	-	-	18,326	-	-	-	-	18,326

Stock issued in error to be returned in 2008	-	-	1,200,000	1,200			(1,200)			-

Issuance of common stock for legal settlement liability	-	-	2,788,096	2,788	1,236,098	(270,000)	-	-	-	968,886

Net loss	-	-	-	-	-	-	-	-	(20,134,712)	(20,134,712)

Balance, December 31, 2007	-	$-	71,319,648	$71,319	$26,520,895	$-	$(1,200)	$-	$(40,828,551)	$(14,237,537)

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PURPOSE

Media and Entertainment.com, Inc., (the “Public Company”) was incorporated on April 27, 2000. On October 7, 2004, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of WinSonic Holdings, Ltd. (the “Private Company”), a closely held private company, in an exchange for 8,000,000 shares of the Public Company's common stock (the “WinSonic Transaction”). Prior to the WinSonic Transaction, the Public Company had no operations or assets and 23,956,138 shares of common stock issued and outstanding. Following the WinSonic Transaction, the Public Company changed its name from Media and Entertainment.com, Inc. to WinSonic Digital Media Group, Ltd. (the “Company”).

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

WinSonic holds a 49% equity interest in WinSonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”), and DV Photo Shop, Ltd., (the “Store”) during 2006. These actions represented a series of strategic investments in new markets and new services that expand the offerings of the Company while complimenting the Company’s planned business. Together with the Company’s existing digital distribution platform, comprised of the WinSonic Digital Cable Systems Network, Ltd.’s network, the Company should be able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally-located utilities, project management, telephone, internet, audio/video and digital TV.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived there from. As of December 31, 2007, the planned operations of the Company have not fully commenced nor has it received significant revenues from those operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment and Geographic Information

In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has begun to report in five reportable operating segments as follows: (i) Digital Media Group (ii) Digital Distribution Group, (iii) Integrated Services Group, (iv) WinSonic Diversity Group, and (v) Corporate Group. The Company operates primarily in the greater Atlanta, Georgia metropolitan area.

As further described herein, the Company now combines business and financial activity of its various subsidiary companies and operating divisions within business segments. The business activity associated with the development, marketing and sale of digital media & entertainment products and services of WinSonic Digital Media Group, Ltd., and the Store are combined in the Digital Media Group business segment. The business activity of WinSonic Digital Cable Systems Network, Ltd. shall comprise the Digital Distribution Group business segment. The business activity of Tytess Design & Development, LLC and Automated Interiors, LLC are combined in the Integrated Services Group business segment. The business activity of WinSonic Diversity, LLC is represented by the WinSonic Diversity Group business segment. The business activities associated with corporate management, administration and finance of WinSonic Digital Media Group, Ltd are included in the Corporate Group business segment.

Principles of Consolidation

The attached consolidated financial statements include the accounts of the Company and its subsidiaries. The financial statements include the accounts of the Company’s wholly-owned subsidiaries and its 49%-owned subsidiary WinSonic Diversity, LLC (“Diversity”). As a certified Minority Business Enterprise, Diversity enables the Company to qualify for and pursue opportunities with various entities including the Federal Communications Commission, Public Utilities Commission, Universal Service, National Telecommunications and Information Administration, National Information Infrastructure and the Department of Commerce that focus on providing services to people from all economic backgrounds. Diversity is focused on developing urban and rural communities by providing resources and services that improve quality of life. Diversity has been included in the consolidated financial statements of the Company in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company has determined that Diversity meets the requirements for consolidation based on the common control of the Company and Diversity and the fact that Diversity relies exclusively on the Company to provide financial support. All significant inter-company transactions have been eliminated in consolidation.

Basis of Presentation

Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation. Specifically, the Company reclassified customer deposits as a liability from accounts receivable, billings on construction in process to accounts receivable and a rental deposit to other assets from common stock payable. These reclassifications had no effect on previously reported net loss.

Definition of Fiscal Year:

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents:

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentration of Credit Risk:

The Company maintains its cash and cash equivalents in bank accounts in two financial institutions. The Federal Deposit Insurance Corporation insures deposits up to $100,000 per account. As of December 31, 2007, the Company did not have any accounts with balances in excess of the insured balances. As of December 31, 2007 and December 31, 2006, the Company had a balance of $90,893 and $3,506, respectively, in its cash accounts. Currently, cash management is handled by Company management. Typically, the cash balances are less than $100,000 per account.

Accounts Receivable:

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. At December 31, 2007 the Company recorded a reserve for doubtful accounts of $155,000 and at December 31, 2006, there was no reserve for doubtful accounts.

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

Earnings (Loss) Per Share Calculations

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, such shares are not included. Using the treasury stock method, excluded common stock equivalents are as follows:

	2007	2006
Shares issuable under stock options	2,680,120	2,913,319
Shares issuable pursuant to warrants to purchase common stock	8,907,173	5,747,041
Shares issuable pursuant to convertible debt agreements	8,394,670	6,653,079
Shares issuable for common stock payable	-	2,916,154
	19,981,963	18,229,593

Stock Based Compensation: Stock Options:

The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options to certain key employees and other individuals. For stock options and warrants issued as compensation, the Company applies SFAS No. 123(R), “Share-Based Payment,” (“SFAS No 123(R)”) which requires the recognition of compensation cost based upon the fair value of stock options at the grant date (using option pricing models), and recognizing the cost over the period during which the services are provided (vesting period).

The Company’s Employee Stock Option activity for the years ended December 31, 2007 and 2006 is presented below:

	December 31, 2007		December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - Beginning of Period	9,309,304	$0.68	3,750,000	$0.84
Granted or committed	3,625,000	0.62	7,159,304	0.61
Exercised	-	-	(600,000)	0.01
Forfeited	(2,897,816)	0.58	(1,000,000)	1.00
Canceled	(400,000)	0.01	-	-
Outstanding - End of Period	9,636,488	$0.72	9,309,304	$0.68
Exercisable - End of Period	9,636,488	$0.72	5,577,547	$0.78

During the years ended December 31, 2007 and 2006, the Company committed to issue options to employees for 3,625,000 and 7,159,304 shares of common stock, respectively. The fair value of the options granted during the years ended December 31, 2007 and 2006 was $1,517,000 and $2,747,000, respectively. The Company recorded compensation expense of approximately $2,033,000 and $1,167,000, respectively, related to the vesting of the Company’s outstanding options. Of the outstanding options, 4,234,301 have a term of ten years from the date of grant and are exercisable by employees up to three months after their employment is terminated. The balance of the options granted will be included in the Company’s 2008 option plan and will have terms and conditions determined under that plan.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000. In addition, during the year ended December 31, 2007 the Company achieved a milestone when its stock began trading on the OTCBB. This milestone triggered the vesting of an additional one third of all outstanding stock options with an exercise price of $0.01 and the Company recorded additional stock based compensation expense totaling $375,000.

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

In accordance with SFAS No. 123(R), the Company recognized the fair value of the options in the statement of operations over the vesting period.  Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.00% to 4.95%; no dividend yield; volatility factors of the expected market price of the Company’s stock of 166% to 233%; and weighted average expected life of the options of three years (for options issued with an exercise price of $1.00 per share) and one and one-half years (for options issued with an exercise price of $0.01 per share).

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

Prior to 2007, the Company used the declining balance method of depreciation. The Company changed the method of depreciation to the straight-line method which it felt was more appropriate to reflect the usage of the Company’s fixed assets. The change was immaterial and was applied prospectively. Depreciation expense for the years ended December 31, 2007 and December 31, 2006 was $124,221 and $162,622, respectively.

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

Research and Development Costs:

Research and development costs are charged to expense as incurred. During the year ended December 31, 2007, the Company incurred research and development costs totaling $485,383, or 4.5% of total operating expenses. There were no material research and development expenses during the year ended December 31, 2006.

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

Recently Issued Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value. The Company does not service any financial assets or liabilities and the adoption of SFAS No. 156 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements. Based on the analysis done so far, the Company does not expect SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) and SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”). SFAS 158 requires the recognition of an asset or liability for the overfunded or underfunded status of all defined benefit plans included in the Company’s financial statements. The Company does not have a defined benefit plan currently and does not expect SFAS 158 to have any impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. FIN 48 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

•	Recognized financial assets and financial liabilities unless a special exception applies;

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

•	Non-financial insurance contracts, and

•	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement is effective as of the beginning of an entity’s first year that begins after November 15, 2007.  The Company does not plan early adoption and does not expect a material impact on its financial statements from the eventual adoption of SFAS 159.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At December 31, 2007, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities.

NOTE 3 – MERGERS AND ACQUISITIONS

During the year ended December 31, 2006, the Company acquired three subsidiaries, Automated Interiors, LLC on April 18. 2006, Tytess Design and Development, Inc. on November 2, 2006 and DV Photo Shop on November 20, 2006. The purchase price of the acquisitions consisted of the following:

	Purchase Price	Shares Issued	Other Consideration
Automated Interiors, LLC	$168,902	411,956	-
Tytess Design and Development	$630,626	1,146,593	-
DV Photo Shop	$200,000	241,379	$60,000 (a	)

(a)	Convertible Note Payable issued, convertible at $0.58 per share.

Automated Interiors:

Effective as of April 18, 2006, the Company purchased all of the membership interests of AI for 411,956 shares of restricted common stock, valued at $0.41 per share, for a total price of $168,902. Through AI, the Company has the capability to help developers of all sizes manage the transformation in technology and migrate from their traditional voice and data services to feature-rich digital services and solutions.

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

The operations of the Store included an urban retail store located in downtown Atlanta, Georgia which specialized in photography development, digital photography and the sale of mobile phones, accessories, and wireless communications services. The Store, of which the Company is now a one hundred percent (100%) equity owner, will offer the same products and services it offered before the acquisition; however, its future offerings will include music downloads, digital photo depot, on-line storage, video conferencing, content development, a music lab for mixing and mastering, and film, video and photo editing.

The purchase price was allocated as follows:

Net tangible assets acquired	$40,247
Intangible assets acquired	-
Goodwill	159,753
Total purchase price	$200,000

The following table summarizes the components of the tangible assets acquired at fair value:

Cash	$5,387
Accounts receivable	-0-
Fixed assets	34,860
Current liabilities	-0-
Long-term liabilities	-0-
Net tangible assets acquired	$40,247

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from the synergy of AI and Tytess services, the expanded product offerings through the Store facilities, and the WinSonic product line. The Company analyzed goodwill as of December 31, 2007 and determined that impairment had occurred and the Company recorded an impairment of the goodwill associated with the Tytess acquisition totaling $720,767. To analyze goodwill, the Company prepared a five year forecast of operations for each business unit that had recorded goodwill and discounted the forecasted numbers to determine whether there was an impairment of goodwill. Tytess has experienced losses in the past year and is expected to generate additional losses in the future, based on this and the discounted forecasted numbers for Tytess, the Company determined that the goodwill was impaired. Goodwill is not expected to be deducted for tax purposes.

Pro forma results of operations:

The results of operations of AI, Tytess and the Store have been included in the Company’s consolidated financial statements subsequent to the date of each acquisition. The financial information in the table below summarizes the combined results of operations of the Company and AI. The operations of Tytess and the Store have not been included as they were immaterial to the operations of the Company, have an immaterial affect on the current operations of the consolidated group, and in the case of Tytess, were included in the operations of a private partnership. Further, the Company anticipates expanding the range of services and products to be offered by both Tytess and the Store to include those which are synergistic with the business plan of the Company and the value attributed to the acquisition price.

On an unaudited pro forma basis, the combined information represents the combined operations of the Company and AI, as though both of the companies had been combined as of the beginning of each of the periods presented:

	For the years ended December 31,
	2007 (unaudited)	2006 (unaudited)
Total pro forma revenues	$803,000	$1,182,000
Pro forma net loss	$(15,779,000)	$(9,324,000)
Pro forma net loss per share – basic and diluted	$0.28	$0.21
Reported net loss	$(20,135,000)	$(8,244,000)

On November 20, 2007, WinSonic McCrary, LLC (“WinSonic McCrary”), a newly-created Georgia limited liability company and wholly owned subsidiary of Diversity, entered into an Asset Purchase Agreement with Colonel McCrary Trucking, LLC (“Colonel McCrary”), a Georgia limited liability company, and all of the members of Colonel McCrary. Pursuant to the Asset Purchase Agreement, Colonel McCrary was to sell substantially all of its assets to WinSonic McCrary. The aggregate purchase price for the assets was to be 4,287,490 restricted shares of the Company’s common stock. In addition, as further consideration for the transaction, WinSonic McCrary was to assume and discharge certain liabilities and indebtedness, as specified in the Asset Purchase Agreement. The Asset Purchase Agreement included representations, covenants and indemnification obligations customary for transactions of this nature. The closing of this transaction did not occur and following negotiations among the parties, the Asset Purchase Agreement expired in accordance with its terms. (See “Note 15 - Subsequent Events” for further details.)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of December 31:

	December 31, 2007	December 31, 2006
Computer equipment	$1,130,510	$1,114,994
Infrastructure	158,400	158,400
Software	109,610	89,970
Furniture & fixtures	93,478	84,503
Automobiles	13,500	74,631
Leasehold improvements	6,150	-
Equipment and tools	164,081	44,935
Less: accumulated depreciation	(908,539)	(784,318)

Net Fixed Assets	$767,190	$783,115

Depreciation expense for the years ended December 31, 2007 and 2006 was $124,221 and $162,622, respectively.

NOTE 5 - LOANS PAYABLE

 The Company had outstanding loans payable to certain individuals who are not related parties of $507,518 and $347,743 as of December 31, 2007 and December 31, 2006, respectively. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

		December 31,	December 31,
Interest Rate	Loans Payable	2007	2006
Unstated	The Company received investment commitments under the terms of warrant agreements from eight investors. The investors have requested that the Company return their original investment. The Company treats the investments as notes payable. During 2006, the Company and the investors agreed to convert three of the investments into 6% convertible debenture with an attached warrant. The exchanged debentures and the warrants are both exercisable at $0.40 per share. (See Note 6 – Convertible Debentures). Currently five of the original investors are outstanding. No interest has been accrued upon the remaining notes.	$111,000	$111,000
6.00%	A loan consisting of principal of $108,000 with no repayment terms or maturity date. Accrued interest payable as of December 31, 2007 and December 31, 2006 is $26,203 and $19,723, respectively.	134,203	127,723
6.00%	A loan consisting of principal of $40,000 with no repayment terms or maturity date. Accrued interest payable as of December 31, 2007 and December 31, 2006 is $11,420 and $9,020, respectively.	51,420	49,020
6.00%	The Company issued a promissory note with a maturity date of October 17, 2007 to a financial consultant in connection with services rendered advising the Company on public market issues. Accrued interest payable as of December 31, 2007 is $690. The Company is in default on this note.	60,690	60,000
25.00%	The Company issued three promissory notes with a maturity date of February 18, 2008. Accrued interest payable as of December 31, 2007 is $205	150,205	-

	Total Loans Payable	$507,518	$347,743

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

During the fourth quarter of 2007, the Company borrowed $150,000 from unrelated parties. In connection with the loans, the Company will issue an aggregate of 750,000 shares of its common stock and recorded financing costs totaling $363,750. The 750,000 shares of common stock are recorded as accrued expenses and shares were issued in the first quarter of 2008.

Long Term Liabilities: On April 18, 2006, the Company acquired the outstanding membership interests of AI and assumed long term liabilities of $131,901. The long term liabilities are due to an officer of AI and represented cash he advanced to fund AI’s operations and the obligations for two vehicles purchased by AI. In the third quarter of 2007, the net book value of the two vehicles and the related debt at the date of purchase were transferred to the officer of AI and all payments made by the Company on the vehicle obligations were recorded as additional officer compensation. Following is a summary of AI’s long-term debt at December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
15.25% loan payable to a third party lender for the purchase of a vehicle; monthly payments of $575 through August 2011, secured by the vehicle purchased. The balance of loan was transferred to an officer of AI during the third quarter of 2007.	$-	$23,129
19.50% loan payable to a third party lender for the purchase of a vehicle; monthly payments of $897 through January 3, 2011, secured by the vehicle purchased. The balance of loan was transferred to an officer of AI during the third quarter of 2007.	-	30,940
Unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the creditor; payoff due on December 4, 2007; 6% interest to be paid on any outstanding balance as of December 4, 2007. The Company is in default on this note.	80,950	80,950
Total long term debt	80,950	135,019
Less: Current portion of long-term debt	(80,950)	(90,197)
Net Long Term Debt	$-	$44,822

NOTE 6 - CONVERTIBLE DEBENTURES

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

During the third quarter of 2006, following the expiration of the amended maturity dates of the convertible notes, all but three of the note holders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. During the third quarter of 2007, two of the remaining three note holders agreed to convert their notes, plus accrued interest into common stock of the Company at the rate of $0.40 per share. The Company has continued to accrue interest on the one remaining note through December 31, 2007. In the aggregate, the Company has issued a total of 2,653,010 shares of its restricted common stock in connection with the conversion of these notes.

The issuance of these convertible notes and warrants would normally be recorded as equity obligations. However, due to the indeterminate number of shares which might be issued upon conversion, the Company is required to record a liability relating to the outstanding warrants and the embedded derivative of the convertible notes (included in the current liabilities as “derivative liability”). As of December 31, 2007, the contingency related to the conversion pricing which caused the indeterminate share calculation was resolved with the conversion of all but one of the convertible notes. During 2006 the Company transferred the derivative and warrant liabilities to paid-in capital. The following table summarizes the convertible notes and related warrants and embedded derivative liabilities at December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Derivative liability	$34,466	$339,450
Warrant liability	29,909	300,420
Convertible debentures	35,514	257,469
Subtotal	99,889	897,339
Adjustment of derivative and warrant liability to fair value	602,923	27,428
Accretion of principal and interest related to convertible debentures	312,188	90,233
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	112,951	103,673
Less: Notes and interest converted	(1,092,437)	(861,204)
Total Convertible debentures	35,514	257,469
Less: Current portion of convertible debentures	(35,514)	(257,469)

Total Non-current Convertible Debentures	$-	$-

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

Specifically, during the third quarter of 2005, the Company issued six convertible debentures with a total principal amount of $188,250. During the fourth quarter of 2005, an aggregate of $118,000 of these convertible debentures were converted into 590,000 restricted shares of common stock. During 2006, the Company issued an aggregate of approximately $1.8 million of convertible debentures. During 2006, 40 of these investors elected to convert an aggregate of $632,477 in principal plus accrued interest of the convertible debentures into 3,162,385 shares of restricted common stock.

During the year ended December 31, 2007, the Company raised an additional $2,433,000 through the issuance of 60 convertible debentures with various due dates and other terms that were substantially similar to the debentures issued during 2005 and 2006. In connection with the issuance of these debentures, the Company issued warrants exercisable into 7,058,948 shares of the Company’s common stock. In addition, during the year ended December 31, 2007 the Company issued 1,026,007 shares of its restricted common stock and in first quarter 2008 the Company will issue 500,000 shares of its restricted common stock in connection with the issuance of five of the convertible debentures. These restricted shares, valued at $684,165, were recorded as financing costs in the accompanying statements of operations.

During the year ended December 31, 2007, 55 holders of convertible debentures converted $1,660,760 in principal and $36,103 of accrued interest into an aggregate of 6,049,069 shares of restricted common stock. In addition, the Company repaid three convertible debenture, including accrued interest, in the amount of $49,813 and made partial payment of another convertible debenture, including accrued interest, in the amount of $15,000. The Company also increased the principal amount of one convertible debenture to $10,000 with one investor in exchange for the investor agreeing to extend the maturity date of its $5,000 convertible debenture plus interest of $590. The increase of $4,410 has been recorded as financing costs in the accompanying statements of operations. In addition, the Company issued warrants to purchase up to 62,500 shares of its common stock to one investor to extend the maturity date of its convertible debenture. The fair value of the warrants issued totaled $18,326 which has been recorded as financing costs in the accompanying statements of operations.

On February 9, 2008, the Company issued to three accredited investors an aggregate of $30,000 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 75,000 shares of the Company’s common stock. The convertible notes, which accrue interest at 6%, mature on February 9, 2009. The investors have the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on February 9, 2009. The warrants may be exercised at any time prior to expiration and provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

As a result of the foregoing, as of December 31, 2007, the Company had 80 convertible debentures outstanding. The outstanding convertible debentures represented a principal balance of $2,074,528 and a potential obligation for the Company to issue 8,416,220 shares of common stock.

In connection with the convertible debentures described above, as of December 31, 2007, the Company has issued warrants to purchase 16,666,208 shares of common stock at exercise prices ranging from $0.20 to $0.50, equaling a potential aggregate funding for the Company of $4,398,307. These warrants have expiration dates between July 5, 2008 and July 26, 2010.

The following table summarizes the outstanding convertible debentures and related warrants:

Summary of 2005/2006/2007 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Proceeds received during third quarter of 2005	$188,250	941,250	$-	941,250
Conversions during fourth quarter of 2005	(118,000)	(590,000)	-	-
Total outstanding at December 31, 2005	70,250	351,250	-	941,250
Proceeds received during 2006	1,647,875	8,239,374	-	8,239,374
Accounts payable and loans converted to convertible notes	176,577	467,584	-	364,136
Conversions during 2006	(632,477)	(3,162,385)	-	-
Accrued Interest	41,143	212,110	-	-
Total outstanding at December 31, 2006	1,303,368	6,107,933	-	9,544,760
Proceeds received during 2007	2,433,206	8,276,240	-	7,058,948
Increase for payment term extension during 2007	4,410	22,050	-	62,500
Accrued Interest	95,220	383,131	-	-
Conversions during 2007	(1,696,863)	(6,049,069)	-	-
Payments during 2007	(64,813)	(324,065)	-	-

Total outstanding at December 31, 2007	$2,074,528	8,416,220	$-	16,666,208

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the warrants of $7,449,190 has been determined using the Black-Scholes option pricing model with the following assumptions: stock price volatility ranging from 131% to 234%; risk free interest rate of 3.5% to 4.5%; dividend yield of 0%; and a two to three year term. The face amount of the convertible debentures (i.e., $4,450,907) was proportionately allocated to the convertible debentures and the warrants in the amount of $1,837,269 and $2,613,638, respectively. The convertible debentures proportionate allocation factor was then further allocated between the convertible debentures and the beneficial conversion feature and $1,635,061 was allocated to the beneficial conversion feature and the balance of $202,208 was allocated to the convertible debentures. The combined total value of the warrants and the beneficial conversion feature amounting to $4,248,699 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the year ended December 31, 2007, the Company amortized a total of $2,308,856. The discounts and amortization are summarized in the following table:

	December 31,	December 31,
	2007	2006
BCF discount to Paid in capital	$(1,635,061)	$(702,953)
Warrant Discount to Paid in capital	(2,613,638)	(1,248,688)
Proceeds from convertible debentures	4,450,907	2,011,641
Subtotal	202,208	60,000

Deduct value converted to common stock	(2,393,011)	(734,250)
Convertible debt not subject to accretion converted to stock	(2,000)	-
Principal payments made	(57,145)	-
Balance of convertible debt not subject to accretion per above	(200,208)	(60,000)
Total discount to accrete	1,798,543	1,217,391

Interest expense on convertible debentures - Amortized	(993,611)	(405,660)
Interest expense on convertible debentures - Accrued	(75,777)	(41,864)
Convertible debt not subject to accretion	(200,208)	(60,000)

Total Current Liability	$(1,269,596)	$(507,524)

Defaults on Convertible Debentures

Thirty-six of the Company’s convertible debentures have matured without conversion or repayment. As of December 31, 2007, 4 convertible debenture holders agreed to extend the terms of their convertible debentures and 32 convertible debentures totaling $614,889 were in default. (See “Note 15 – Subsequent Events” for further details.)

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Loans from Founder:

2007: During the year ended December 31, 2007, the CEO of the Company entered into certain loan transactions with certain third parties and in turn has loaned an aggregate of $428,393 to the Company. During the year ended December 31, 2007, the Company accrued interest on the outstanding principal balance of these loans in the amount of $7,494. As a condition to the loan transactions with such third parties, the CEO has assigned or committed to assign to such third parties an aggregate of 2,948,474 of his personal shares of the Company’s common stock. During the year ended December 31 2007, the Company repaid loan amounts of $72,086 including accrued interest, and issued 600,000 shares of the Company’s common stock to third parties on behalf of the CEO in exchange for debt forgiveness from the CEO in the amount of $179,971. As of December 31, 2007, the outstanding balance of these loans was $181,392 in principal and $2,437 in accrued interest.

During the fourth quarter of 2007, the Company issued to the CEO an aggregate of $45,917 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 114,791 shares of the Company’s common stock. The two convertible notes with balances of $40,917 and $5,000, which accrue interest at 6%, mature on October 30, 2009 and November 11, 2009, respectively. The CEO has the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on October 30, 2009 and November 11, 2009. The warrants may be exercised at any time prior to expiration and provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

2006: During 2006, the CEO of the Company loaned $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of December 31, 2007.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest accrues at 10% per annum, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to additional interest of 5% in excess of the rate otherwise applicable to the unpaid balance. During 2006, the Company issued 400,000 shares of restricted common stock to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The balance of the accrued interest payable at December 31, 2007 was $13,074.

2004: As of December 31, 2006, the Company had a loan payable totaling $316,496 to the CEO which included principal of $209,000. Under the terms of the loan, interest accrued at the rate of 10% per annum. During the year ended December 31, 2007, the Company paid $32,500 to the CEO as partial repayment of this loan. On January 17, 2008, the Company entered into an agreement with the CEO, and Rosemary Nguyen related to a settlement in the Rosemary Nguyen v. Winsonic Digital Media Group, Ltd. and Winston Johnson matter. Pursuant to this agreement, the Company is required to issue 80,000 shares of its common stock to Ms. Nguyen, which shares shall be deemed to have been fully paid for on November 20, 2004. In addition, the Company is required to issue 1,996,521 restricted shares of its common stock to Ms. Nguyen as full settlement of this matter. The balance of this loan from the CEO related top this matter was repaid at that time by issuance of the shares of the Company’s common stock to Ms. Nguyen. During the quarter ended December 31, 2007, in connection with this matter, the Company reclassified $314,584 from loans payable – related party to legal settlement liabilities. (See “Note 9 – Summary of Legal Proceedings” and “Note 15 – Subsequent Events” for further details.)

Consulting Agreements

During the year ended December 31, 2007, the Company entered into nine consulting agreements with shareholders to assist the Company in the development of capitalization plans which will provide the capital resources necessary to accomplish the operating and strategic plans of the Company. As compensation for the services provided, the Company issued 333,000 shares of the Company’s restricted common stock which were valued at $176,650 in payment for five of the agreements. The remaining four agreements require the issuance of an additional 500,000 shares of the Company’s restricted common stock. These shares were valued at $261,000 and were issued during the first quarter of 2008. In addition, the Company hired the wife of an executive of AI to perform design services totaling $35,055 and paid a Board member $2,000 as a consulting fee. The costs of these consulting agreements totaled $474,705 and are included in the accompanying statement of operations as consulting services – related party.

Share issuances

During the year ended December 31, 2007, the Company issued 500,000 shares of the Company’s restricted common shares in anticipation of closing a financing transaction with a related party which did not materialize. The shares were subsequently canceled in January 2008. The Company also issued 700,000 shares of the Company’s restricted common shares to reimburse the CEO for certain financing transactions in excess of the correct amount of shares. The shares were subsequently canceled in March 2008.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

During fiscal year 2003, the Company committed to issue 820,000 shares of common stock as part of a payable of $820,000 for shares of stock valued at $1.00 per share to a company as part of the consideration for purchase of computer equipment and infrastructure valued at $1,667,000. The remaining balance of $847,000 has been financed through a promissory note payable. (See “Note 5 - Loans Payable.”)

During fiscal year 2003, the Company issued 189,500 stock warrants, of which 87,000 were issued to one individual for consulting services, and 102,500 were issued to four individuals for cash, all with a conversion price of $1.00 per share.

During fiscal year 2004, the Company issued 6,004,200 shares of common stock to the Chairman/CEO for past services.

During fiscal year 2004, as discussed in Note 1, the Company issued 23,956,138 shares of common stock related to the reverse merger with Media & Entertainment.com, Inc. These shares represent issued and outstanding shares of the Public Company prior to the merger, and have been reflected as a recapitalization of Winsonic as of October 7, 2004 — the date of the merger.

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

During fiscal year 2005, the Company issued 1,670,000 shares to Native American Television Network, Inc. (“NATVN”) in exchange for 4,000,000 shares of common stock, in accordance with a stock exchange agreement entered into by both parties. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principles (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN. Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2005, since there were no tangible or intangible assets and signed agreements in place. (See “Note 13 - Equity Investment” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 700,000 shares of common stock to its founder to relieve related party loan payable due him valued at $231,000 or $0.33 average price per share. (See “Note 7 - Related Party Transactions” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 500,000 shares of common stock to its founder for services valued at $165,000 or $0.33 average price per share. (See “Note 7 - Related Party Transactions” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 900,000 shares of common stock to two consultants for services valued at $630,000 or $0.70 average price per share.

During fiscal year 2005, the Company issued 225,000 shares of common stock to two consultants for services valued at $108,000 or $0.48 average price per share.

During fiscal year 2005, the Company issued 590,000 shares of common stock to four investors in satisfaction of convertible debenture obligations of $118,000 at $0.20 average price per share. (See “Note 6 - Convertible Debentures” for further details regarding this transaction.)

During fiscal year 2005, the Company issued 925,927 shares of common stock to its landlord for lease deposits valued at $250,000 or $0.27 average price per share.

During fiscal year 2005, the Company issued 820,000 shares of common stock to one company as a result of conversion of common stock payable valued at $820,000 or $1.00 per share.

During fiscal year 2005, the Company credited additional paid-in capital for a $281,481 adjustment to accumulated depreciation for the return of computer equipment, infrastructure and software. (See “Note 4 - Property And Equipment, Net” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of 500,000 shares of a common stock award for an officer for the net vested value of $185,000. (See “Note 7 - Related Party Transactions” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded common stock payable for 818,182 common shares valued at $270,000 or $0.33 average price per share to an officer per a separation agreement,. (See “Note 11 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued salary to an officer per a separation agreement by crediting additional paid in capital for $270,000. (See “Note 11 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded forgiveness of accrued payroll taxes for an officer per a separation agreement by crediting additional paid in capital for $59,982. (See “Note 11 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the vesting of stock options to purchase 500,000 shares of the Company’s common stock per a separation agreement valued at $131,068 at December 31, 2005, using the Black Scholes valuation method. (See “Note 2 - Summary of Significant Accounting Policies” and “Note 11 - Commitments and Contingencies” for further detail regarding this transaction).

During fiscal year 2005, the Company recorded the forgiveness of interest expense of a related party by crediting additional paid in capital for $152,592. (See “Note 5 - Loans Payable” for further detail regarding this transaction).

During the year ended December 31, 2006, the Company issued 900,000 shares of its common stock at $0.50 per share in settlement of a legal action. The settlement and the credit to stockholders’ equity were valued at $450,000. (See “Note 9 - Summary of Significant Legal Proceedings” for further details.)

During 2006, the Company issued 3,184,899 shares of its common stock at $0.20 per share in connection with conversions of various convertible notes payable that had been issued during the year.

During the year ended December 31, 2006, 500,000 shares of common stock were issued to the former chief financial officer of the Company in connection with employment incentive options, which were granted to him in connection with his employment during 2005. In accordance with the accounting treatment under SFAS No. 124(R) and SFAS No. 125, the Company had previously recognized compensation expenses of $185,000 upon the grant and vesting of the options during the fourth quarter of 2005 and the first quarter of 2006.

During the year ended December 31, 2006, the Company issued 411,956 shares of common stock at $0.41 per share as consideration for the acquisition of all of the outstanding equity of AI. Also, in connection with the acquisition of AI and as an employment incentive, the Company issued 750,000 shares of common stock, valued at $0.40, to five key employees of AI during April 2006.

During the year ended December 31, 2006, 82,051 shares of restricted common stock were issued at $0.39 per share pursuant to a “cashless exercise” of options held by an advisor. The advisor had received options for services rendered during 2004. Based on the current market value of the stock, the option holder received a reduced number of shares of common stock upon exercise.

During the year ended December 31, 2006, the Company issued 489,850 shares of its common stock in repayment of funds loaned to the Company at $0.53 per share.

During the year ended December 31, 2006, the Company issued 2,153,010 shares of its common stock upon exercise of convertible notes at $0.40 per share.

During the year ended December 31, 2006, the Company issued 89,231 shares of its common stock upon the exercise of options issued for services at $0.65 per share.

During the year ended December 31, 2006, the Company issued 410,000 shares of its common stock to various financial consultants for services at fair market values ranging from $0.01 to $0.53 per share.

During the year ended December 31, 2006, the Company issued 300,000 shares of its common stock upon the exercise of a warrant issued to a consultant at $0.01 per share.

During the year ended December 31, 2006, the Company issued 62,504 shares of its common stock as repayment of various loans valued at $0.40 per share.

During the year ended December 31, 2006, the Company issued 40,000 shares of its common stock to a financial consultant, valued at $0.40 per share, whose services were employed to assist the Company in its financial reporting and disclosures.

During the year ended December 31, 2006, the Company committed to issue 1,146,593 and 241,379 shares of common stock in connection with the acquisitions of Tytess and Store, respectively.

During the year ended December 31, 2007, the Company issued 6,990,197 restricted shares of the Company’s common stock in connection with certain financing transactions. In addition, 57 holders of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.50 per share (See “Note 6 – Convertible Debentures” for further details regarding these conversions.). Based on these agreements, the Company converted $1,860,760 of principal and $67,274 of accrued interest on these debentures in exchange for the issuance of 6,549,069 restricted shares of the Company’s common stock.

During the year ended December 31, 2007, the Company repaid loans payable and loans payable – related party amounts of $40,605 and $259,955, respectively. Specifically, the Company repaid these loans payable by issuing 1,133,257 restricted shares of the Company’s common stock at prices ranging from $0.20 to $0.69 and, in connection therewith, incurred financing costs of $285,424.

During the year ended December 31, 2007, the Company issued an aggregate of 543,000 restricted shares of its common stock as payment for consulting services, 210,000 of such restricted shares were previously recorded as common stock payable. In addition, the Company issued 241,379, 1,146,593 and 500,000 restricted shares of common stock in each case which were previously recorded as a common stock payable for the acquisition of DV Photo Shop, Tytess and technology from James E. Thomas, respectively.

During the year ended December 31, 2007, the Company issued 650,000 restricted shares of the Company’s common stock in connection with the exercise of warrants.

During the year ended December 31, 2007, the Company issued 500,000 restricted shares of the Company’s common stock in anticipation of closing a financing transaction which did not materialize. The shares were subsequently canceled in January 2008. The Company also issued 700,000 shares of the Company’s restricted common shares to reimburse the CEO for certain financing transactions in excess of the correct amount of shares. The shares were subsequently canceled in March 2008.

During the year ended December 31, 2007, the Company issued 800,000, 1,964,286 and 23,810 restricted shares of its common stock to David Lefkowitz, Nana Yalley and Crowne Office Suites, Inc., respectively, pursuant to their settlement agreements (See “Note 9- Summary of Legal Proceedings”).

The following table summarizes the stock transactions for the year ended December 31, 2007, by date of the transaction:

		Price per	Cost of
Date of Share Issuance	Shares	Share	Shares

Shares issued in connection with certain financing transactions:
7/20/2007	200,000	0.42	$84,000
7/20/2007	100,000	0.36	36,000
7/20/2007	300,000	0.30	90,000
7/20/2007	500,000	0.35	175,000
9/10/2007	333,334	0.42	140,000
9/10/2007	1,200,000	0.45	540,000
9/10/2007	3,216,500	0.50	1,608,250
12/31/2007	(700,000)	0.50	(349,300)
9/10/2007	400,000	0.72	288,000
9/30/2007	260,000	0.49	127,400
9/30/2007	126,007	0.66	83,165
9/30/2007	294,397	0.69	203,134
10/18/2007	50,000	0.60	30,000
10/19/2007	14,016	0.63	8,830
10/19/2007	224,629	0.49	109,970
10/19/2007	125,000	0.63	78,750
11/19/2007	73,160	0.38	27,801
11/19/2007	66,666	0.42	28,000
11/19/2007	68,333	0.43	29,382
11/19/2007	138,155	0.45	62,170
	6,990,197		$3,400,552
Shares issued for convertible debentures:
7/20/2007	2,121,444	0.20	$424,288
8/10/2007	920,023	0.20	184,004
9/18/2007	79,340	0.20	15,868
9/19/2007	52,918	0.20	10,584
9/30/2007	800,511	0.20	160,102
9/30/2007	288,673	0.35	101,036
9/30/2007	1,400,000	0.50	700,000
9/30/2007	500,000	0.46	231,233
10/19/2007	77,170	0.20	15,434
11/19/2007	118,436	0.40	47,375
12/17/2007	190,554	0.20	38,111
	6,549,069		$1,928,034
Shares issued as repayment of loans payable and loans payable - related party:
7/20/2007	399,924	0.20	$79,984
9/30/2007	733,333	0.69	506,000
	1,133,257		$585,984
Shares issued for consulting services:
7/20/2007, previously recorded as common stock payable	150,000	0.40	$60,000
7/20/2007, previously recorded as common stock payable	60,000	0.53	31,800
9/30/2007	100,000	0.35	35,000
9/30/2007	50,000	0.55	27,500
9/30/2007	150,000	0.62	93,000
10/19/2007	15,000	0.69	10,350
12/5/2007	18,000	0.60	10,800
	543,000		$268,450
Shares issued for 2006 acquisitions previously recorded as common stock payable:
7/20/2007	1,146,593	0.55	$630,626
7/20/2007	241,379	0.58	140,000
7/20/2007	500,000	0.45	225,000
	1,887,972		$995,626
Shares issued in connection with exercise of warrants:
11/19/2007	250,000	0.01	$2,500
11/19/2007	400,000	0.40	160,000
	650,000		$162,500
Shares issued in error:
	500,000	0.001	$500
	700,000	0.001	700
	1,200,000		$1,200
Shares issued for legal settlements:
5/25/2007	200,000	0.29	$58,000
10/5/2007	1,964,286	0.44	871,886
10/15/2007	23,810	0.63	15,000
12/17/2007	600,000	0.49	294,000
	2,788,096		$1,238,886

The Company neither received nor paid any commissions in connection with the issuances of securities described above. The Company believes that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Convertible Notes and Warrants:

Since inception, the Company has issued convertible notes together with warrants to fund current operations and other transactions. The notes accrue interest at 6% per annum and mature on various dates or upon the occurrence of certain events relating to the capital structure of the Company.

The following table summarizes the Company’s warrant activities for the period from inception to December 31, 2007:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2003	-	$-
Warrants issued	1,164,286	0.70
Warrants cancelled/expired	-	-
Warrants exercised	-	-
Balance as of December 31, 2004	1,164,286	0.70
Warrants issued	285,714	0.70
Warrants cancelled due to extension agreement	(1,450,000)	(0.70)
Warrants replaced due to extension agreement	2,537,500	0.40
Warrants issued	941,250	0.20
Warrants exercised	-	-
Balance as of December 31, 2005	3,478,750	0.35
Warrants issued	8,603,510	0.21
Warrants exercised	-	-
Balance as of December 31, 2006	12,082,260	0.25
Warrants issued	7,121,448	0.34
Warrants exercised	(400,000)	(0.40)

Balance as of December 31, 2007	18,803,708	$0.28

These warrants have expiration dates between July 5, 2008 and July 26, 2010.

In addition, the Company has issued warrants in connection with certain consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements from inception to December 31, 2007:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2004	-	$-
Warrants issued	600,000	0.41
Warrants exercised	-	-
Balance as of December 31, 2005	600,000	0.41
Warrants issued	702,354	0.14
Warrants exercised	-	-
Balance as of December 31, 2006	1,302,354	0.26
Warrants issued	-	-
Warrants exercised	(250,000)	0.01

Balance as of December 31, 2007	1,052,354	$0.32

These warrants have expiration dates between June 3, 2008 and September 10, 2009.

NOTE 9 - SUMMARY OF LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

An estimated liability of $1,213,000 and $775,000 for legal settlements was recorded as of December 31, 2007 and December 31, 2006, respectively. Included in the estimated liability for legal settlements as of December 31, 2007 is a general accrual of $159,000 for claims threatened and not yet filed. Other than as described below and in “Note 15 - Subsequent Events”, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Collazo vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed March 22, 2004)

This is an action brought by the Company seeking a constructive trust and injunctive relief against Caesar Collazo, a former officer of the Company, who allegedly stole proprietary property and solicited the Company’s clients. In his response to the complaint, Mr. Collazo counter-sued for breach of employment agreement. The parties reached a settlement on April 11, 2005, wherein, the Company agreed to issue 900,000 shares of common stock to Mr. Collazo as of September 20, 2002 and to pay his attorney fees of $120,000. The shares of common stock were valued as of the settlement date, and accordingly, 900,000 shares of common stock, as well as, $120,000 of attorney fees, were charged as expenses in 2004.

On March 16, 2006, the Company issued 900,000 restricted shares of common stock to Mr. Collazo in settlement of this matter; however, pursuant to a motion filed by Mr. Collazo, the Court ordered the Company to reissue the 900,000 shares of common stock to Mr. Collazo as of September 20, 2002 without the restrictions.  On July 13, 2006, a judgment of possession of property was entered against the Company for the issuance of the 900,000 shares without restrictions. See “Note 15 – Subsequent Events” for further details.

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

This is a collection suit for $19,800. The disputed amount was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of December 31, 2007.

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

Dell Marketing, LP vs. WinSonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285 plus $90,000 in attorney fees. The entire amount of the judgment and attorney’s fees have been expensed as a general and administrative expense and accrued within accounts payable as of December 31, 2007.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no other significant action has been taken in this matter.

Netscaler Inc. vs. WinSonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable at December 31, 2007. The parties reached a settlement in March of 2006, pursuant to which the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769 against the Company. As of the date of this report, no further action has been taken in this matter.

Attorney Collection Services vs. WinSonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of December 31, 2007. On September 15, 2006, this matter was dismissed by the court; however, the plaintiff has indicated that it will either file a motion to set aside the dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

Crown Office Suites, Inc. vs. WinSonic Digital Media Group, Ltd. (State Court of Cobb County, Georgia - complaint filed November 23, 2005)

This was an action for breach of a lease agreement against the Company. The disputed amount of $50,193 was expensed as a general and administrative expense in 2005 and accrued within accounts payable of the Company as of December 31, 2007. The Company filed its answer contesting service and a motion to open default on April 18, 2006.

The parties entered into a consent order on October 3, 2007, pursuant to which the Company issued the plaintiff 23,810 shares of the Company’s restricted common stock valued at $15,000 and paid the plaintiff $10,000. The Company also paid the plaintiff an additional $10,000 on November 5, 2007 in full satisfaction of the Company’s obligations under the consent order. Subsequently, the plaintiff returned to the Company all property that remained on the leased premises and dismissed the complaint with prejudice. As a result of the foregoing, the Company believes this matter is now closed.

Lefkowitz vs. WinSonic Digital Media Group, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 18, 2006)

This was an action for breach of contract brought by David Lefkowitz, Caesar Collazo’s attorney in Collazo vs. Media and Entertainment.com matter. Mr. Lefkowitz seeks payment of $125,000 in attorney fees, which he asserts he is entitled to pursuant to the Settlement Agreement of April 11, 2005 in the Collazo matter. The disputed amount was charged as expenses in 2004.

The parties entered into a settlement agreement on May 4, 2007, pursuant to which the Company agreed to issue 200,000 unrestricted shares of the Company’s common stock to Mr. Lefkowitz and pay $160,000 in installments, which would be discounted upon the sale of the stock. The Company issued the 200,000 unrestricted shares on May 17, 2007, but did not make any cash payments to Mr. Lefkowitz. On June 15, 2007, Mr. Lefkowitz filed a motion for leave to file an amended complaint, which was denied by the court. On July 2, 2007, Mr. Lefkowitz filed a complaint for fraudulent inducement and breach of the settlement agreement executed between the parties in the Lefkowitz matter. Mr. Lefkowitz sought $100,000 in damages under the fraudulent inducement claim and $100,000 under the breach of contract claim. The complaint was dismissed for failure to plead the propriety of the court’s jurisdiction. The plaintiff filed an amended complaint on August 21, 2007. Plaintiff’s amended complaint was dismissed on September 25, 2007, pursuant to the Company’s motion for failing to plead fraud with the requisite particularity. On October 9, 2007, the plaintiff filed a second amended complaint which the Company answered on October 25, 2007.

On December 28, 2007, the Company entered into a settlement agreement and general release with Winston Johnson, the Company’s Chairman and CEO, and David Lefkowitz, which resolved this matter.

Pursuant to the settlement agreement, the Company issued Mr. Lefkowitz 600,000 restricted shares of the Company’s common stock. The settlement agreement sets forth certain terms and conditions regarding the sale of such restricted shares, and provides that if $180,000 has not been realized from the sale of such restricted shares prior to March 15, 2008, Mr. Lefkowitz is entitled to the proceeds of the sale of all of such restricted shares. If the proceeds from the sale of such restricted shares exceed $180,000 prior to March 15, 2008, the Company is entitled to the return of any unsold restricted shares. As a result of the foregoing, the Company believes this matter is now closed.

Yalley vs. WinSonic Digital Media Group, Ltd. (District Court of Nevada, Clark County - complaint filed October 13, 2006)

This was an action for declaratory and injunctive relief brought by Nana Yalley, a former director and officer of the Company, requesting that the court grant a declaratory judgment ordering the Company and its stock transfer agent to remove the restrictive legends from 2,724,998 restricted shares of common stock of the Company owned by Mr. Yalley, pursuant to Rule 144(k) of the Securities Act of 1993. In addition to the foregoing, Mr. Yalley sought an indeterminate amount of attorneys’ fees and costs.

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

In January of 2007, the restrictions were removed from Mr. Yalley’s shares. On March 19, 2007, the Court granted Mr. Yalley’s motion to amend his complaint to include allegations of breach of contract, and the amended complaint was filed on March 20, 2007. On April 6, 2007, the Company filed its response to the amended complaint.

On October 5, 2007, the parties entered into a settlement agreement pursuant to which the Company agreed to issue to Mr. Yalley an aggregate of 1,964,286 restricted shares of the Company’s common stock and a stock option to purchase up to 500,000 shares of restricted shares of the Company’s common stock at the price of $1.00 per share up to December 9, 2010. Simultaneously with the execution of the settlement agreement, the parties executed a stipulation and order for dismissal. As a result of the foregoing, the Company believes this matter is now closed.

Eric Young vs. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed January 11, 2007)

This was an action for breach of contract brought by Eric Young, a former chief financial officer and member of the Board of Directors of the Company. Mr. Young sought damages totaling $354,784, which included $103,934 in unpaid wages, $50,850 in unpaid consulting fees and an additional $200,000 in severance payments. The Company filed its response to the complaint on February 12, 2007, in which the Company asserted a counterclaim for breach of fiduciary duty and unjust enrichment.

The parties entered into a settlement and release agreement on November 5, 2007, pursuant to which the Company issued to plaintiff a warrant to purchase up to 380,000 shares of restricted shares of the Company’s common stock with an exercise price of $1.00 per share and an expiration date of December 9, 2010 and to remove the restrictive legend for the previously issued 500,000 shares. In addition, the Company is required to pay:

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

As of the date of this report, the Company has paid $30,000 to Mr. Young and $2,000 to his counsel. The Company is currently in default on this settlement agreement and as a result the Company believes this matter remains open.

McKenney’s, Inc. vs. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of December 31, 2007. The Company was served with the summons and complaint on April 4, 2007 and filed its answer and defenses on May 15, 2007. Plaintiff subsequently filed a motion to strike the Company’s answer and moved for summary judgment. During the third quarter of 2007, the Company responded to the motions to strike the Company’s answer and for summary judgment and has requested oral arguments on the summary judgment motion. As of the date of this filing no other significant action has been taken in this matter.

Rosemary Nguyen v. WinSonic Digital Media Group, Ltd. and Winston Johnson (Superior Court of Ca., Orange County – complaint filed August 1, 2007)

This is a collection action for $432,897. The disputed amount originates from a loan agreement entered into between plaintiff and defendants on or about November 30, 2004. The complaint alleges that plaintiff is due 80,000 shares of the Company’s common stock pursuant to the loan. This suit was settled on January 17, 2008, See “Note 15 – Subsequent Events” for further details.

Phillip Ghee v. WinSonic Digital Media Group, Ltd. and WinSonic Diversity, LLC (Superior Court of Ga., Fulton County – complaint filed October 19, 2007).

This is an action for breach of contract by Phillip Ghee, a former employee of the Company. Mr. Ghee seeks damages of $236,000, which includes amounts for alleged salary, alleged deferred earnings, and an alleged severance package as set forth in Mr. Ghee’s written employment agreement with the Company dated March 25, 2006. The complaint also seeks damages for the undetermined value of alleged unused vacation time and vested stock options. The complaint further alleges that on or about October 2, 2006, Mr. Ghee entered into new employment agreements with defendants that split the responsibilities outlined in the March 2006 employment agreement between the two defendants. On December 3, 2007, the Company filed its answer which disputed the amount allegedly owed to the plaintiff. As of the date of this filing, no other significant action has been taken in this matter.

Context Ventures, Inc. v. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, State of Georgia)

This is an action for garnishment against the Company based on an alleged debt of $336,546.78 owed by the Company’s CEO, Winston Johnson. The Company defaulted on answering the garnishment amount, which opened the Company to liability for payment of Mr. Johnson’s alleged debt. On October 3, 2007, the Company moved to open the default. Context Ventures, Inc. opposed the opening of the default on January 11, 2008. As of the date of this filing, no other significant action has been taken in this matter.

NOTE 10 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2007, the Company has recognized $2,342,000 of revenues, and has had accumulated losses of approximately $40,829,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 8, 2004, the Company entered into a binding offer letter with Winston Johnson, as Chairman and CEO. Under the terms of employment, Mr. Johnson was to receive a base salary of $290,000 per annum, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Mr. Johnson was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined in the offer letter). As of March 30, 2007, Mr. Johnson’s salary was reduced to zero until the Company’s common stock began trading on the OTCBB. Mr. Johnson’s salary was restored as of October 1, 2007.  The employment agreement of October 8, 2004 also provided for the grant of incentive or non-statutory stock options to purchase 1,000,000 shares of common stock for $1.00 per share. Mr. Johnson is fully vested in these options.

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary and certain stock options, in each case, as set forth in the offer letter. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities. Thereafter, Mr. Young filed suit against the Company concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options. See “Note 9 – Summary of Legal Proceedings”

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' initial base salary was $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. On March 12, 2007, Mr. Morris was granted additional stock options to purchase 400,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% will vest at the rate of 1/12th per month for twelve months. The fair value of the additional options granted totaled $232,441. Effective December 7, 2007, Joseph Morris resigned from the Company as Chief Operating Officer.

Effective August 8, 2006, Jeffrey L. Burke was hired as Executive Vice President of the Company. Mr. Burke's base salary is $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $481,492. Effective December 13, 2007, Jeffrey Burke resigned from the Company.

The Company is in the process of negotiating separation agreements with Mr. Morris and Mr. Burke.

Following Mr. Morris’ resignation, effective December 16, 2007, the Company appointed Bobby Reed to the position of Vice President of Operations. The Company is currently in the process of negotiating the terms of Mr. Reed’s employment.

Effective November 26, 2007, the Company appointed Katie Ashcraft to the position of Vice President of Finance for the Company. The Company is currently in the process of negotiating the terms of Ms. Ashcraft’s employment.

In addition to the employment agreements with the officers and directors above, the Company also has signed employment agreements with 18 employees. Under the terms of all its employment agreements, the Company has committed to compensation expenses of approximately $2,246,000.

During the year ended December 31, 2007 the Company suspended the accrual of certain salary deferrals, which were provided for in employment agreements, from March 30, 2007 until the Company began trading on the OTCBB. In addition, all employee vacation grants were reduced from four weeks to two weeks. In accordance with this policy, deferred salary amounts were not accrued from March 30, 2007 to September 1, 2007 and were considered to be forfeited. This action taken by the Company resulted in a savings of approximately $487,000 in 2007.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000. In addition, during the year ended December 31, 2007 the Company achieved a milestone when its stock began trading on the OTCBB. This milestone triggered the vesting of an additional one third of all outstanding stock options with an exercise price of $0.01 and the Company recorded additional stock based compensation expense totaling $375,000.

During the year ended December 31, 2007 and as a result of the issuance of the new offer letters, the Company terminated 17 employees, adjusted the salaries of 12 employees, accepted the resignation of six employees whose positions were not replaced and cancelled the contract of a consultant. These actions are expected to result in additional savings of approximately $3,430,000 per year. In connection with the above actions, the Company recorded severance costs of $1,714.000 during the year ended December 31, 2007.

Payroll and Sales Tax Liabilities

Automated Interiors has not remitted its sales taxes for 2006 and 2007. In addition, the Company and its subsidiaries have not remitted payroll taxes withheld from their employees’ checks and the companies’ matching portion to the Internal Revenue Service and various state taxing authorities. The Company has accrued interest and penalty up to and including December 31, 2007. Sales tax payable as of December 31, 2007 totaling $136,900 (including penalty of $25,100 and interest of $11,300) is included in the accompanying balance sheet in the line item “Accounts payable and accrued expenses”. Total payroll taxes withheld and match amounts as of December 31, 2007 totaled $1,408,000 (including penalty of $216,600 and interest of $119,500). This amount is included in the accompanying balance sheet in the line item “Accrued payroll and related taxes”.

Until paid, these liabilities will increase for additional penalties and interest. The Company is currently in negotiations with the taxing authorities to establish payment plans.

Consulting Contracts

During the first quarter of 2006, the Company engaged a financial consultant to assist management with accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 150,000 shares of the Company’s restricted Common Stock at $0.28 per share, based upon the completion of certain milestones. Additionally, during the first quarter, the Company contracted with three consultants to perform services. The Company has issued 125,000 options, exercisable at $0.01 per share to one of the consultants as consideration for financial planning services rendered. (The options were subsequently exercised during the third quarter of 2006). 150,000 warrants were also issued, exercisable at $0.01 per share for services performed in assisting the Company in locating and securing office space under favorable terms; and 10,000 warrants exercisable at $0.01 were issued to a financial consultant for services rendered in assisting with accounting matters. The Company has recorded an expense of $130,106, based upon the fair market value of the vested warrants.

During the second quarter of 2006, the Company entered into consulting agreements with three consultants. The first agreement was executed on April 12, 2006 between the Company and a financial consultant, who was engaged to assist the Company with its accounting and reporting issues. The contract included an hourly fee of $100 per hour, as well as, warrants to purchase up to 25,000 shares of the Company’s restricted common stock at $0.50 per share, based upon the completion of certain milestones. The milestones were accomplished by September 30, 2006, and the Company has accrued expense of $9,359 based upon the fair market value of the vested warrants. The second agreement, which was executed on May 26, 2006 for strategic and long-term financial advisory services, provided for the issuance of 185,000 shares of common stock of the Company. The agreement had a three-month term, and the Company issued the shares to the consultant on August 23, 2006. The shares, when issued were valued at the market price of the Company’s stock, at the date of the agreement, in the amount of $48,100, ($0.26 per share) of which the Company recognized consulting expenses of $19,867 during the second quarter and the remaining balance of $28,233 in the third quarter. The third agreement was executed on June 12, 2006 between the Company and a consultant for switch management and consulting services. The agreement has an indefinite term; but can be terminated by either party upon 30 days written notice. Additionally, it provides for a minimum of ten hours per week and includes an hourly fee of $25.00.

During the third quarter of 2006, the Company entered into three consulting agreements. The first agreement was executed on July 28, 2006 for business development and financial advisory services in exchange for 150,000 shares of the Company’s Common Stock. The agreement had a one year term. The second agreement, which was executed on August 1, 2006 for strategic and long-term financial advisory services, had a six-month term and provided for the issuance of 60,000 shares of the Company’s Common Stock. The stock was issued to the consultant during the third quarter of 2007. Also during the third quarter of 2006, the Company issued 75,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at $0.28 per share as consideration for consulting services rendered during 2006. The warrants and stock totaled $115,110 and have been included in selling, general and administrative expense for the third quarter of 2006.

On October 17, 2006, the Company entered into a consulting agreement with Coral Capital Partners, in which Coral agreed to provide various reports and opinions on a number of issues, including the merger between WinSonic Holdings, Ltd. and WinSonic Digital Cable Systems, Ltd. and Media and Entertainment, Inc. As compensation for the services provided, the Company agreed to compensate Coral Capital a fee equal to $75,000, which included a note to Coral Capital for $60,000, as well as, the issuance of 40,000 shares of the Company’s Common Stock in lieu of the remaining $15,000 cash. The Company is currently in default on the note. The agreement has an indefinite term; but can be terminated by either party upon written notice. Additionally, it provides for all reasonable out-of-pocket expenses limited to no more than $1,000 per month, unless approved in writing by the company. The stock was issued to the consultant on December 19, 2006. Additionally, during October, the Company retained the services of a software engineer to provide services and expertise in developing special applications for the Company. As part of his engagement, the Company agreed to issue 500,000 shares of restricted stock to him. The obligation was recognized during the fourth quarter when the commitment was made and the expense, based upon the fair market value of the stock at the time of the issuance was included in the operating results. Finally, during December of 2006, the Company secured the services of one of the directors. As inducement to join the board of directors, the Company issued 150,000 shares of restricted common stock. The shares and options issued during the fourth quarter of 2006 were valued at $301,000 and are included in the accompanying statement of operations as selling, general and administrative expenses.

During the year ended December 31, 2007, the Company entered into nine consulting agreements with shareholders to assist the Company in the development of capitalization plans which will provide the capital resources necessary to accomplish the operating and strategic plans of the Company. As compensation for the services provided, the Company issued 333,000 shares of the Company’s restricted common stock which were valued at $176,650 in payment for five of the agreements. The remaining four agreements require the issuance of an additional 500,000 shares of the Company’s restricted common stock. These shares were valued at $261,000 and were issued during the first quarter of 2008. In addition, the Company hired the wife of an executive of AI to perform design services totaling $35,055 and paid a Board member $2,000 as a consulting fee. The costs of these consulting agreements totaled $474,705 and are included in the accompanying statement of operations as consulting services – related party.

Lease Agreements

Centennial Tower Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of rentable space. The space is located in Suite 2600 on the 26th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia and is used as the Company’s corporate headquarters to house its executives and general, clerical and administrative personnel.

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

The lease agreement was amended on February 23, 2006, to include expanded rental space of 9,415 square feet, bringing the total rental square feet to 18,800. Under the lease, the Company is obligated to pay base monthly rents of $34,566 per month.

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

Under this lease, the Company was required to remit to the landlord, upon execution of the lease, a security deposit in the amount of $17,566 and first month’s rental payment in the amount of $8,778. Thereafter, the Company is obligated to make monthly rental payments in the amount of $8,778 from May 1, 2007 to February 28, 2008; $17,566 from March 1, 2008 to April 30, 2012; and $19,127 from May 1, 2012 through termination. In addition to the monthly rent, the Company is responsible for its share of the operating expenses, utilities, taxes and other costs and expenses associated with the leased premises.

The Company will use this space to operate WDCSN’s network operations, data center, broadcast controls, switch site and application development lab. In addition, the space shall be utilized by the Company to house its network services billing and provisioning departments and for training its current and future staff.

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. The Company abandoned the office space in May of 2007 and will be responsible for the lease through June 30, 2008.

ProLogis-Macquarie U.S. LLC Office Lease Agreement

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive Suite B, Atlanta, Georgia 30336. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI planned to use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year. During the third quarter of 2007, AI abandoned the space and will be responsible for the lease until the space is leased to another party.

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

As of December 31, 2007, approximate future commitments under the Company’s leases are as follows:

Year	Amount
2008	$778,376
2009	778,549
2010	791,377
2011	804,595
2012	794,860
2013 through 2017	2,789,053

Total	$6,736,810

Rent expense totaled $723,567 and $278,311 for the years ended December 31, 2007 and 2006, respectively.

NOTE 12 – SEGMENT INFORMATION

In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has elected to report in five reportable operating segments, including: (i) Digital Media Group (ii) Digital Distribution Group, (iii) Integrated Services Group, (iv) WinSonic Diversity Group, and (v) Corporate Group.

As further described herein, the Company now combines business and financial activity of its various subsidiary companies and operating divisions within business segments. The business activity associated with the development, marketing and sale of digital media & entertainment products and services of WinSonic Digital Media Group, Ltd., and the Store are combined in the Digital Media Group business segment. The business activity of WinSonic Digital Cable Systems Network, Ltd. shall comprise the Digital Distribution Group business segment. The business activity of Tytess Design & Development, LLC and Automated Interiors, LLC are combined in the Integrated Services Group business segment. The business activity of WinSonic Diversity, LLC is represented by the WinSonic Diversity Group business segment. The business activities associated with corporate management, administration and finance of WinSonic Digital Media Group, Ltd are included in the Corporate Group business segment.

The following tables summarize segment information for the years ended December 31, 2007 and 2006:

	December 31, 2007
	Digital	Digital	Integrated	Winsonic
	Media	Distribution	Services	Diversity	Corporate	Total
Revenue	$20,632	$4,000	$1,468,796	$25,066	$6,500	$1,524,994
Gross profit	10,709	4,000	(603,821)	(841)	6,500	(583,453)
Operating expenses	626,944	1,998,253	1,846,867	70,835	6,435,608	10,978,507
Loss from operations	(616,235)	(1,994,253)	(2,450,688)	(71,676)	(6,429,108)	(11,561,960)
Net loss	(616,235)	(1,994,253)	(3,203,985)	(71,676)	(14,248,563)	(20,134,712)

Total assets	262,000	570,128	569,963	1,793	665,725	2,069,609

	December 31, 2006
	Digital	Digital	Integrated	Winsonic
	Media	Distribution	Services	Diversity	Corporate	Total
Revenue	$1,363	$-	$738,372	$-	$19,760	$759,495
Gross profit	1,363	-	265,301	-	(5,908)	260,756
Operating expenses	263,361	912,637	550,542	-	4,495,153	6,221,693
Income (loss) from operations	(261,998)	(912,637)	(285,241)	-	(4,501,061)	(5,960,937)
Net income (loss)	(261,998)	(912,637)	(290,643)	-	(6,778,853)	(8,244,131)

Total assets	200,262	579,630	1,430,620	-	411,527	2,622,039

NOTE 13 - EQUITY INVESTMENT

Native American Television Network, Inc.

On September 29, 2005, in accordance with a stock exchange agreement between the two parties, the Company issued 1,670,000 shares of common stock to NATVN and the Company acquired 4,000,000 shares of stock in NATVN, representing 27% of the NATVN equity. This transaction was recorded in accordance with Staff Accounting Bulletin (SAB) Topic 5(g), which states that the transfer of non-monetary assets by shareholders should be recorded at the transferor’s historical cost basis as determined under Generally Accepted Accounting Principals (GAAP). The President of the Company and a Company shareholder were also shareholders and co-founders in NATVN, owning approximately 9% of the total outstanding equity in NATVN.  Because NATVN is an early development stage company, the historical cost, and therefore, initial value of the non-monetary asset received is valued at zero as of December 31, 2007 and 2006.

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

The investment in NATVN will be accounted for under the “equity” method. The equity method of accounting is used if the investor has the ability to significantly influence the investee’s financial and operating policies, or if an investor is accounting for an investment in a corporate joint venture, but holds less than 50% of the investee. Under the equity method, an investment is initially recorded at cost. Thereafter, the carrying amount of the investment is increased for the investor’s proportionate share of the investee’s gains, or is reduced for the proportionate share of the investee’s losses or for distributions received from the investee. As of December 31, 2007, there were no significant operations commenced by NATVN.

NOTE 14 – INCOME TAXES

The income tax provision is summarized as follows for the years ended December 31:

	2007	2006
Current:
Federal	$-	$-
State and local	-	-
Deferred	-	-

Total income tax provision (benefit)	$-	$-

Deferred income taxes are determined on the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements using enacted tax rates.  Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits are more likely than not.

Significant components of deferred tax assets were as follows as of December 31:

	2007	2006
Net operating loss carryforward	$11,317,000	$7,243,000
Stock based compensation	865,000	-
	12,182,000	7,243,000
Valuation allowance	(12,182,000)	(7,243,000)
Net deferred tax asset	$-	$-

As of December 31, 2007 and 2006 the Company had a federal net operating loss carryforward of approximately $32,334,000 and $20,694,000, respectively, expiring in years 2017 through 2027. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

The sources and tax effects of the differences are as follows for the year ended December 31:

	2007	2006

Income taxes at the federal statutory rates	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective rate of income tax	0.0%	0.0%

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing a recognition threshold for positions taken or expected to be taken in a tax return that result in a benefit.

At the date of the adoption, the Company had no gross unrecognized tax benefits.  The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings.  FIN 48 also requires companies to reclassify uncertain tax positions not expected to be settled within one year to long-term liabilities.  The Company had no material uncertain tax positions therefore the Company had no amounts to reclassify upon adoption and at December 31, 2007.

The Company recognizes interest and penalties related to unrecognized tax positions as a component of income tax expense.  As of December 31, 2007, the Company had no accrued interest and penalties related to uncertain tax positions.  During the year ended December 31, 2007, the Company recognized no amount for interest and penalties within income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax in multiple states.  For all major taxing jurisdictions, the tax years 2004 through 2007 remain open to examination.  As of December 31, 2007, the Company does not anticipate that total unrecognized tax benefits will significantly change during the next year.

NOTE 15 - SUBSEQUENT EVENTS

Convertible Notes and Other Financing Agreements

Through March 31, 2008, the Company borrowed $292,691 from unrelated parties. In connection with the loans, the Company issued an aggregate of 2,314,919 shares of its common stock and recorded financing costs totaling $654,394.

On February 9, 2008, the Company issued to three accredited investors an aggregate of $30,000 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 75,000 shares of the Company’s common stock. The convertible notes, which accrue interest at 6%, mature on February 9, 2009. The investors have the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on February 9, 2009. The warrants may be exercised at any time prior to expiration and provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

Defaults on Convertible Debentures

As of December 31, 2007, 32 of the Company’s convertible debentures had matured without conversion or repayment and were in default. Subsequent to December 31, 2007, ten of these convertible debenture holders agreed in writing to exercise their conversion option and one of these convertible debenture holders agreed to extend the terms of their convertible debentures and 21 convertible debentures totaling $338,748 were still in default.

Stock Activity

Subsequent to December 31, 2007, the Company issued 6,359,333 shares of its restricted common stock as further described below.

The Company issued 650,000 and 920,534 shares related to the exercise of stock options and financing warrants, respectively. The proceeds from the exercise of these options and warrants totaled $284,107. The Company issued 350,000 shares in connection with two consulting agreements, the costs of which were accrued at December 31, 2007. The Company issued 1,903,994 shares in connection with certain financing agreements, 1,800,000 of these shares with costs totaling $946,750 were accrued as financing costs at December 31, 2007. In addition, 16 of the 80 holders of the Company’s convertible debentures agreed in writing to exercise their conversion option at $0.20 per share. Based on these agreements, the Company converted $422,825 of principal and $23,087 of accrued interest in exchange for 2,229,877 shares of its restricted common stock.  The Company issued 575,000 shares of its restricted common stock to employees as additional compensation. The Company also issued 2,076,521 shares of its restricted common stock to Rosemary Nguyen pursuant to a settlement agreement described below.

Subsequent to December 31, 2007, the Company canceled 1,146,593 shares of its restricted common stock previously issued in connection with the Tytess acquisition. The Company recorded the transaction at par value and no gain or loss was recognized by the Company. In addition, 1,200,000 shares previously issued in error were canceled.

Legal Proceedings

On January 17, 2008, the Company entered into a Settlement Agreement and General Release (the “Nguyen Settlement Agreement”) with Winston Johnson, the Company’s Chairman and CEO, and Rosemary Nguyen, which resolved the Rosemary Nguyen v. Winsonic Digital Media Group, Ltd. and Winston Johnson legal proceeding described in the Company’s prior filings with the Securities and Exchange Commission.

Pursuant to the Nguyen Settlement Agreement, the Company is required to issue 80,000 shares of its common stock to Ms. Nguyen, which shares shall be deemed to have been fully paid for on November 20, 2004. In addition, the Company is required to issue 1,996,521 restricted shares of its common stock to Ms. Nguyen (the “Restricted Shares”). The shares were issued to Ms. Nguyen on January 23, 2008. The Nguyen Settlement Agreement also provides for the discharge of all of the ongoing legal proceedings between the parties and each agreed to release the other from any and all claims related thereto.

In connection with the Nguyen Settlement Agreement, Ms. Nguyen and the Company entered into a Repurchase Rights Agreement (the “Repurchase Agreement”) on January 17, 2008. The Repurchase Agreement gives the Company the right to repurchase a specified amount of the Restricted Shares from Ms. Nguyen at a price of $0.291 per share during the time periods and in the amounts set forth below:

•	Until March 15, 2008, the Company may repurchase 51,547 shares;
•	Between February 16, 2008 and March 15, 2008, the Company may repurchase 51,547 shares;
•	Between March 16, 2008 and April 15, 2008, the Company may repurchase 85,911 shares; and
•	Between April 16, 2008 and May 30, 2008 (subject to extension for 30 days for a cash payment of $15,000), the Company may repurchase 1,807,516 shares.

The Company’s repurchase rights described above are subject to extension in certain circumstances for up to fifteen days. The Repurchase Agreement also restricts Ms. Nguyen from selling the Restricted Shares during the time when the Company has a repurchase right with respect to those shares. The Company has not exercised its rights under the Repurchase Agreement.

Shalanda Marshall v. WinSonic Digital Media Group, Ltd. (Superior Court of Fulton County, State of Georgia)

This is an action for breach of contract by Shalanda Marshall, a former employee of the Company. Ms. Marshall seeks damages consisting of alleged salary and stock options as set forth in Ms. Marshall’s written employment agreement with the Company dated February 2, 2007. As of the date of this filing, no other significant action has been taken in his matter.

Caesar Collazo v. WinSonic Digital Media Group, Ltd. (Superior Court of Fulton County, State of Georgia)

This is an action to domesticate and enforce the judgment against the Company rendered in the matter Media and Entertainment.Com, Inc. v. Caesar Collazo, Superior Court of California, County of Los Angeles, referenced herein.

Material Agreements

Effective January 14, 2008, the Company appointed Anita Griffith to the position of Chief Information Officer. On February 15, 2008, Ms. Griffith resigned from her position as Chief Information Officer.

On November 20, 2007, WinSonic McCrary, LLC (“WinSonic McCrary”), a Georgia limited liability company and wholly-owned subsidiary of WinSonic Diversity, LLC (“WinSonic Diversity”) entered into an Asset Purchase Agreement with Colonel McCrary Trucking, LLC (“Colonel McCrary”), a Georgia limited liability company, and all the members of Colonel McCrary. The closing of the transaction did not take place in accordance with the Asset Purchase Agreement. As a result, following discussions among the parties, the Asset Purchase Agreement expired in accordance with its terms.

On January 22, 2008, WinSonic Digital Media Group, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Tap It, Inc., a Delaware Corporation (“Tap It”) pursuant to which the Company agreed to purchase 2,291,667 shares of Tap It’s common stock (the “Initial Shares”) for $550,000 (the “Purchase Price”). In addition to the Initial Shares, the SPA also gives the Company the option to purchase an additional 6,041,667 shares of Tap It’s common stock. The initial closing of the SPA did not occur as scheduled. As a result, following discussions among the parties, the SPA was terminated.

On March 20, 2008, the Company entered into a rights agreement with Blue Pie Productions Pty Ltd (“BPP”) pursuant to which BPP granted the Company an exclusive license to reproduce, commercialize, maintain and market select BPP products, goods and services within the United States and Canada.  In consideration for the license, the Company agreed to pay a total of $200,000, due and payable forty-five days after the Company’ files its Annual Report on Form 10-K for the year ended December 31, 2007.  The license is granted for a period of 36 months and can be extended at any time.  BPP may terminate the Agreement upon the occurrence of certain events, including the Company’s failure to meet specified sales targets.

Committees of the Board of Directors and Business Code of Conduct and Ethics

Audit Committee

Effective March 24, 2008 , the Board of Directors established an audit committee, which will consist of Mr. Eric Leufroy, as chairman, and other members to be identified at a later date, each of whom is (or will be) an independent director under NASD listing standards. The audit committee's duties, which are specified in our Audit Committee Charter (see Exhibit 99.1 to this Form 10-KSB), will include, but are not limited to:

• reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the Board of Directors whether the audited financial statements should be included in our Form 10-KSB;
• discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
• discussing with management and the independent auditor the effect on our financial statements of regulatory and accounting initiatives and off-balance sheet structures;
• discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;
• reviewing disclosures made to the audit committee by our Chief Executive Officer and Chief Financial Officer during their certification process for our Form 10-KSB and Form 10-QSB about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;
• verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
• reviewing and approving all related-party transactions;
• inquiring and discussing with management our compliance with applicable laws and regulations;
• pre-approving all audit services and permitted non-audit services to be performed by our independent auditor including the fees and terms of the services to be performed;
• appointing or replacing the independent auditor;
• determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
• establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate" as defined under NASD listing standards. NASD listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

The Board of Directors has determined that Mr. Eric Leufroy satisfies NASD definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the Securities and Exchange Commission.

Nominating and Corporate Governance Committee

Effective March 24, 2008, the Board of Directors established a nominating and corporate governance committee, which will consist of Mr. Eric Leufroy, as Chairman and other members to be identified at a later date, each of whom is (or will be) an independent director. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating and corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Charter (see Exhibit 99.2 to this Form 10-KSB), generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the Board of Directors of a public company, and be able to promote a diversity of views based on the person's education, experience and professional employment. The nominating and corporate governance committee evaluates each individual in the context of the Board of Directors as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific needs of the Board of Directors that arise from time to time. The nominating and corporate governance committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Business Conduct and Ethics

Effective March 24, 2008 we amended our code of business conduct and ethics which is applicable to our directors, officers and employees.

The amended code of business conduct and ethics (the “Code”) covers a wide range of business practices and procedures. Ethical conduct and business success are inseparable, and no important business objective can be achieved without following this fundamental principle. The Code does not and cannot cover every issue that may arise; it does, however, set out basic principles to guide all officers, directors and employees of the Company. All of our employees, officers and directors must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. This Code should also be provided to and followed by the Company's agents and representatives, including consultants.

Those who violate the standards in this Code will be subject to disciplinary action, up to and including termination of employment. The Code has been filed as Exhibit 14.1 to this Form 10-KSB.