Form 10-Q
period 2008-03-31
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2008-05-15
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2008

OR

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

(404) 230-5705
(Registrant’s telephone number, including area code)

(not applicable)
(former name, former address, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The issuer had 83,975,233 shares of common stock outstanding as of April 30, 2008.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2008

Table of Contents

Page

PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Statements:
Condensed Consolidated Balance Sheets, March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	3
Condensed Consolidated Statements of Operations, for the three months ended March 31, 2008 and 2007 and from inception (September 10, 2002) to March 31, 2008 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2008 and 2007 and from inception (September 10, 2002) to March 31, 2008 (Unaudited)	5
Condensed Statement of Stockholders’ Deficit (Unaudited)	6
Condensed Notes to the Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4T. Controls and Procedures	38

PART II OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

SIGNATURES	41

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	Mar 31, 2008	Dec 31, 2007
	(Unaudited)	(Audited)

ASSETS

ASSETS:

Cash	$-	$90,893
Accounts receivable, net of allowance for doubtful accounts of $201,000 and $155,000, respectively	74,233	103,501
Prepaid expense	26,711	38,373
Inventory	5,883	5,994
Construction in process	200,957	305,648
Total current assets	307,784	544,409

Fixed assets, net of accumulated depreciation of $949,862 and $908,539, respectively:	804,243	767,190

Goodwill	263,524	263,524
Other assets	550,254	494,486
TOTAL ASSETS	$1,925,805	$2,069,609

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$5,140,666	$5,588,287
Bank overdraft	11,869	-
Customer deposits	228,834	333,336
Accrued payroll and related taxes	7,437,112	7,011,351
Legal settlement liabilities	268,870	1,213,225
Due to other related parties	-	1,091
Loans payable	865,326	507,518
Loans payable -related party	285,882	282,853
Derivative liability related to convertible debentures	13,580	34,466
Warrant liability related to convertible debentures	11,790	29,909
Convertible debentures	35,997	35,514
Convertible debentures, net of debt discount totaling $368,604 and $804,932, respectively	1,339,444	1,269,596
Total current liabilities	15,639,370	16,307,146

TOTAL LIABILITIES	15,639,370	16,307,146

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 77,678,981 and 71,319,648 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	77,678	71,319
Additional paid-in capital	29,611,741	26,520,895
Common stock receivable	-	(1,200)
Accumulated deficit during development stage	(43,402,984)	(40,828,551)
Total stockholders' deficit	(13,713,565)	(14,237,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,925,805	$2,069,609

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		Inception (September 10, 2002) to March 31,
	2008	2007	2008

REVENUE	$208,671	$654,514	$2,550,972

COST OF GOODS SOLD	236,947	499,657	3,993,294

GROSS PROFIT	(28,276)	154,857	(1,442,322)

EXPENSES:
Selling, general and administrative	564,378	497,206	8,866,676
Research and development	37,642	-	126,971
Payroll expense – selling, general and administrative	787,623	1,813,144	14,257,929
Payroll expense – research and development	39,023	60,453	435,077
Consulting services - related party	38,000	2,000	2,936,002
Depreciation expense	41,324	36,036	1,223,842
Total expenses	1,507,990	2,408,839	27,846,497

OPERATING LOSS	(1,536,266)	(2,253,982)	(29,288,819)

OTHER INCOME/(EXPENSES):
Interest expense	(1,072,210)	(1,396,063)	(11,428,913)
Interest expense – related party	(4,962)	(45,355)	(344,511)
Impairment of goodwill	-	-	(720,767)
Gain on legal settlement	-	-	942,636
Legal settlement costs	-	-	(3,325,213)
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	39,005	381,096	641,928
Interest income	-	-	730
Other income	-	-	119,945
Total other income/(expenses)	(1,038,167)	(1,060,322)	(14,114,165)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,574,433)	(3,314,304)	(43,402,984)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,574,433)	$(3,314,304)	$(43,402,984)

Basic weighted average number of common shares outstanding	75,802,382	49,578,057

Net loss per basic common share	$(0.03)	$(0.07)

  The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,		Inception (September 10, 2002) to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,574,433)	$(3,314,304)	$(43,402,984)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	41,324	36,036	1,223,842
Accretion of principal and interest related
to convertible debentures	473,127	308,148	4,699,918
Unrealized (gain) loss on adjustment of derivative and Warrant liability to fair value of underlying securities	(39,005)	(381,096)	(641,928)
Stock based compensation	152,735	610,931	6,582,187
Provision for doubtful accounts	38,291	-	193,291
Impairment of goodwill	-	-	720,767
Gain on legal settlement	-	-	(942,636)
Employee bonus paid with stock	86,250	-	86,250
Operating expenses paid with stock, options and warrants	-	-	1,036,822
Operating expenses paid by loans payable	-	-	60,000
Interest expense paid with stock	-	-	185,621
Financing costs paid with stock	476,481	1,109,383	3,877,033
Financing costs related to conversion of loans payable and loans payable – related party to stock	-	-	285,424
Consulting services paid with stock	38,000	-	475,650
Amortization of common stock advances for future services	-	23,675	48,175
Interest accrued and added to notes	127,564	23,937	443,140
Forgiveness of accrued interest - Digital Services International, Inc.	-	-	152,592
Other non-cash financing costs	-	-	29,032
Change in operating assets and liabilities:
Increase in accounts receivable	(9,023)	(41,701)	(292,920)
Decrease (increase) in prepaid expenses	11,662	(49,012)	(24,391)
Decrease (increase) in inventory	111	1,151	(496)
Decrease (increase) in construction in process	104,691	25,683	(170,993)
Increase in other assets	(55,768)	(2,500)	(300,254)
(Decrease) increase in advances to related companies	(1,091)	-	-
Increase in accounts payable and accrued expenses	189,565	205,940	5,658,817
(Decrease) increase in customer deposits	(104,502)	(64,528)	302,692
Increase in accrued payroll and related taxes	400,759	900,836	8,464,466
(Decrease) increase in legal settlement liabilities	(9,921)	-	3,322,292
Net cash used in operating activities	(653,183)	(607,421)	(7,928,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisition	-	-	16,670
Purchase of fixed assets	(78,377)	(13,088)	(1,696,267)
Net cash used in investing activities	(78,377)	(13,088)	(1,679,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	11,869	160,251	11,869
Proceeds from loans payable	292,691	40,000	917,942
Payment on loans payable	-	(5,278)	(23,335)
Proceeds from loan payable - related party	-	242,530	1,334,604
Payment on loan payable - related party	-	-	(350,056)
Payment on convertible debentures	-	-	(64,813)
Proceeds from convertible debentures	52,000	179,500	5,335,270
Proceeds from common stock issued in connection with exercise of warrants	284,107	-	446,607
Proceeds from common stock issued	-	-	2,000,100
Net cash provided by financing activities	640,667	617,003	9,608,188

NET (DECREASE) INCREASE IN CASH	$(90,893)	$(3, 506)	$-

CASH, BEGINNING OF PERIOD	90,893	3,506	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTARY INFORMATION:
Interest paid	$-	$2,104	$54,792
Income taxes paid	$-	$-	$-
NON-CASH ACTIVITIES:
Issuance of common stock for common stock payable	$-	$-	$820,000
Forgiveness of salary payable to officer	$-	$-	$702,644
Forgiveness of payroll tax for officer	$-	$-	$20,655
Issuance of common stock as payment for accrued consulting service expense	$165,000	-	$165,000
Issuance of common stock as payment for accrued financing cost	$472,186		$472,186
Issuance of common stock as deposit on lease obligation	$-	$-	$250,000
Issuance of common stock as payment for subsidiaries acquired	$-	$-	$939,528
Issuance of common stock as payment on loans payable and loans payable - related party	$-	$-	$896,984
Issuance of common stock and warrants for salary payable	$-	$-	$515,679
Issuance of common stock upon conversion of debentures	$445,912	$-	$4,015,130
Adjustment to paid in capital for accumulated depreciation	$-	$-	$281,481
Issuance of common stock for legal settlement	$934,434	$-	$2,353,320
Issuance of common stock for exercise of stock options by reducing salary payable	$6,500	$-	$6,500

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
								Common
								Stock	Accumulated
								Advance	Deficit
					Additional	Common	Common	For	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Future	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit

Balance, December 31, 2007	-	$-	71,319,648	$71,319	$26,520,895	$-	$(1,200)	$-	$(40,828,551)	$(14,237,537)

Incentive stock option for employees	-	-	-	-	152,735	-	-	-	-	152,735

Issuance of stock for financing costs	-	-	1,803,994	1,804	946,863	-	-	-	-	948,667

Issuance of common stock as employee bonus	-	-	575,000	575	85,675	-	-	-	-	86,250

Issuance of stock in satisfaction of convertible debentures	-	-	2,229,877	2,230	443,682	-	-	-	-	445,912

Issuance of stock for consulting services	-	-	450,000	450	202,550	-	-	-	-	203,000

Issuance of stock for exercise of stock options	-	-	650,000	650	5,850	-	-	-	-	6,500

Issuance of stock for exercise of warrants	-	-	920,534	921	283,186	-	-	-	-	284,107

Discount allocated to warrant on convertible debt	-	-	-	-	10,550	-	-	-	-	10,550

Initial fair value of embedded derivative related to convertible debt	-	-	-	-	26,250	-	-	-	-	26,250

Shares returned to Company	-	-	(2,346,593)	(2,347)	1,147	-	1,200	-	-	-

Issuance of common stock for legal settlement liability	-	-	2,076,521	2,076	932,358	-	-	-	-	934,434

Net loss	-	-	-	-	-	-	-	-	(2,574,433)	(2,574,433)

Balance, March 31, 2008 (Unaudited)	-	$-	77,678,981	$77,678	$29,611,741	$-	$-	$-	$(43,402,984)	$(13,713,565)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

WINSONIC DIGITAL MEDIA GROUP, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND PURPOSE

Winsonic Digital Media Group, Ltd. (the “Company”) is a media distribution solutions company which historically has focused on distributing digital content to the public and providing high-speed, high-quality, low-cost solutions that enable users to view, interact, and listen to all types of audio, online video and digital TV in full screen format.

During 2006, the Company acquired a 49% equity interest in Winsonic Diversity, LLC and completed the acquisitions of Automated Interiors, LLC (“AI”), Tytess Design and Development, Inc. (“Tytess”) and Winsonic Digital Store, Ltd. (formerly DV Photo Shop, Ltd.) (the “Digital Store”). These actions represent a series of strategic investments in new markets and new services that expand the offering of the Company, while complimenting our existing business. Together with our existing digital distribution platform comprised of the Winsonic Digital Cable Systems Network, Ltd. networks, we are now able to deliver customized, bundled solutions to a wider range of customers that include custom wiring, centrally located utilities, project management, telephone, internet, audio/video and digital TV.

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived there from. As of March 31, 2008, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

Principles of Consolidation

The attached condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The financial statements include the accounts of the Company’s wholly-owned subsidiaries and its 49%-owned subsidiary WinSonic Diversity, LLC (“Diversity”). As a certified Minority Business Enterprise, Diversity enables the Company to qualify for and pursue opportunities with various entities including the Federal Communications Commission, Public Utilities Commission, Universal Service, National Telecommunications and Information Administration, National Information Infrastructure and the Department of Commerce that focus on providing services to people from all economic backgrounds. Diversity is focused on developing urban and rural communities by providing resources and services that improve quality of life. Diversity has been included in the consolidated financial statements of the Company in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company has determined that Diversity meets the requirements for consolidation based on the common control of the Company and Diversity and the fact that Diversity relies exclusively on the Company to provide financial support. All significant inter-company transactions have been eliminated in consolidation.

Basis of Presentation

Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation. Specifically, the Company reclassified customer deposits as a liability from accounts receivable and billings on construction in process to accounts receivable. These reclassifications had no effect on previously reported net loss.

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

Earnings (Loss) Per Share Calculations

“Basic earnings (loss) per share” excludes any dilutive effects of options, warrants and convertible securities. “Basic earnings (loss) per share” is computed using the weighted-average number of outstanding common stocks during the applicable period. “Diluted earnings per share” is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included. Using the treasury stock method, excluded common stock equivalents are as follows:

	March 31,	December 31,
	2008	2007
Shares issuable under stock options	2,062,549	2,680,120
Shares issuable pursuant to warrants to purchase common stock	4,713,193	8,907,173
Shares issuable pursuant to convertible debt agreements	4,934,521	8,394,670
	11,710,263	19,981,963

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

The Company’s Employee Stock Option activity for the three months ended March 31, 2008 and 2007 is presented below:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding -
Beginning of Period	9,636,488	$0.72	9,309,304	$0.78
Granted or Committed	1,900,000	0.33	2,475,000	0.69
Exercised	(650,000)	(0.01)	-	-
Canceled	-	-	(296,458)	(0.55)
Outstanding -
End of Period	10,886,488	$0.69	11,487,846	$0.69

Exercisable -
End of Period	9,389,738	$0.75	7,009,033	$0.79

During the three months ended March 31, 2008 and 2007, the Company committed to issue options to employees for 1,900,000 and 2,475,000 shares of common stock, respectively. The fair value of the options granted during the three months ended March 31, 2008 and 2007 was $594,000 and $1,143,000, respectively. The Company recorded compensation expense of approximately $153,000 and $611,000, respectively, related to the vesting of the Company’s outstanding options. The balance of the options granted will be included in the Company’s 2008 option plan and will have terms and conditions determined under that plan.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000 and was reflected as additional payroll expense in the fourth quarter of 2007.

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

In accordance with SFAS No. 123(R), the Company recognized the fair value of the options in the statement of operations over the vesting period.  Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 2.75% to 4.95%; no dividend yield; volatility factors of the expected market price of the Company’s stock of 166% to 233%; and weighted average expected life of the options of three years (for options issued at market and at $1.00 per share strike price) and one and one-half years (for options issued at $0.01 per share strike price).

Recently Issued Accounting Pronouncements

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

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

NOTE 3 – MERGERS AND ACQUISITIONS

The Company completed no acquisitions during 2007 and through the three months ended March 31, 2008.

On November 20, 2007, WinSonic McCrary, LLC (“WinSonic McCrary”), a newly-created Georgia limited liability company and wholly owned subsidiary of Diversity, entered into an Asset Purchase Agreement with Colonel McCrary Trucking, LLC (“Colonel McCrary”), a Georgia limited liability company, and all of the members of Colonel McCrary. Pursuant to the Asset Purchase Agreement, Colonel McCrary was to sell substantially all of its assets to WinSonic McCrary. The aggregate purchase price for the assets was to be 4,287,490 restricted shares of the Company’s common stock. In addition, as further consideration for the transaction, WinSonic McCrary was to assume and discharge certain liabilities and indebtedness, as specified in the Asset Purchase Agreement. The Asset Purchase Agreement included representations, covenants and indemnification obligations customary for transactions of this nature. The Asset Purchase Agreement may be terminated upon the occurrence of certain events, including the failure to consummate the transaction on or prior to March 31, 2008, subject to certain conditions. In connection with the closing, the members of Diversity were to make capital contributions to Diversity of a sufficient number of shares of the Company’s common stock to enable WinSonic McCrary to pay the purchase price at closing. The closing of the transaction did not take place in accordance with the Asset Purchase Agreement. As a result, following discussions among the parties, the Asset Purchase Agreement expired in accordance with its terms.

On January 22, 2008, Winsonic Digital Media Group, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Tap It, Inc., a Delaware Corporation (“Tap It”) pursuant to which the Company agreed to purchase 2,291,667 shares of Tap It’s common stock (the “Initial Shares”) for $550,000 (the “Purchase Price”). The Purchase Price was to be paid through a combination of (a) cash, (b) the cancellation of promissory notes issued by Tap It to the Company, and (c) offsetting up to $50,000 of expenses incurred by the Company related to the transactions contemplated by the SPA and owed to the Company by Tap It pursuant to a certain provision of the SPA. The Company intended to purchase the Initial Shares on January 31, 2008. In addition to the Initial Shares, the SPA also gave the Company the option to purchase an additional 6,041,667 shares of Tap It’s common stock, which option could have been exercised, in whole or in part, at various times until August 1, 2008. Payments made in connection with the exercise of this option were to be made through a combination of (a) cash or (b) the cancellation of promissory notes issued by Tap It to the Company. The SPA also contained representations and warranties of each party and certain covenants between the parties typical for a transaction of this nature. The initial closing of the SPA did not occur as scheduled. As a result, following discussions among the parties, the SPA was terminated.

On March 20, 2008, WinSonic Digital Media Group, Ltd. entered into a rights agreement with Blue Pie Productions Pty Ltd (“BPP”) pursuant to which BPP granted the Company an exclusive license to reproduce, commercialize, maintain and market select BPP products, goods and services such as: Distribution model, Blue Pie Sonic branding product, Blue Pie Music license product, Blue Pie and Magic Blue Creative Social networking product, Blue Pie Banner Ad and Graphic product, Magic Blue Creative web development, eCommerce and information systems, and Blue Pie Vault Digital Music Store within the United States and Canada.  In consideration for the license, the Company agreed to pay a total of $200,000, due and payable approximately forty-five days after the Company files its Annual Report on Form 10-KSB for the year ended December 31, 2007.  The license is granted for a period of 36 months and can be extended at any time.  BPP may terminate the Agreement upon the occurrence of certain events, including the Company’s failure to meet specified sales targets.

 NOTE 4 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Computer equipment	$1,130,510	$1,130,510
Infrastructure	158,400	158,400
Software	109,610	109,610
Furniture & fixtures	93,478	93,478
Automobiles	13,500	13,500
Leasehold improvements	80,226	6,150
Equipment and tools	168,381	164,081
Less: accumulated depreciation	(949,862)	(908,539)

Net Fixed Assets	$804,243	$767,190

Depreciation expense for the three months ended March 31, 2008 and 2007 was $41,324 and $36,036, respectively.

NOTE 5 - LOANS PAYABLE

 The Company had outstanding loans payable to certain individuals who are not related parties of $865,326 and $507,518 as of March 31, 2008 and December 31, 2007, respectively. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

6.00%	A loan consisting of principal of $108,000 with no repayment terms or maturity date. Accrued interest payable as of March 31, 2008 and December 31, 2006 is $27,818 and $26,203, respectively.	135,818	134,203
6.00%	A loan consisting of principal of $40,000 with no repayment terms or maturity date. Accrued interest payable as of March 31, 2008 and December 31, 2007 is $12,018 and $11,420, respectively.	52,018	51,420
6.00%	The Company issued a promissory note with a maturity date of October 17, 2007 to a financial consultant in connection with services rendered advising the Company on public market issues. Accrued interest payable as of March 31, 2008 and December 31, 2007 is $1,598 and $690, respectively. The Company is in default on this note.	61,588	60,690
25.00%	The Company issued six promissory notes with a maturity date of February 18, 2008. Accrued interest payable as of March 31, 2008 and December 31, 2007 is $61,884 and $205, respectively. The Company is in default on these notes.	281,884	150,205
6.00%	The Company issued five promissory notes with a principle balance of $122,691 and maturity date of November 30, 2008. Accrued interest payable as of March 31, 2008 is $278.	122,969	-
6.00%	The Company issued one promissory note for $100,000 with a maturity date of April 13, 2008. Accrued interest payable as of March 31, 2008 is $49.	100,049
	Total Loans Payable	$865,326	$507,518

During the first quarter of 2008, the Company borrowed $292,691 from unrelated parties. Three promissory notes totaling $70,000 were issued during the fourth quarter of 2007; however, the funds were not received until the first quarter of 2008. As a result, the Company recorded 350,000 shares of its common stock to be issued as financing costs totaling $178,500 and as accrued expense during the fourth quarter of 2007. The shares were issued in the first quarter of 2008. In connection with the remaining loans, the Company is committed to issue an aggregate of 1,964,920 shares of its common stock and recorded financing costs totaling $474,564 during the quarter ended March 31, 2008.

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

On December 15, 2005, the maturity dates of these convertible notes were extended to June 30, 2006. Following the amendments to the convertible notes, the noteholders had the right to convert the face value of the notes into common stock of the Company at the lower of $0.40 per share or 85% of the market value of the common stock at the time of conversion. Additionally, the amendments reduced the exercise price of the warrants to $0.40 per share.

Prior to December 31, 2007, all but one of the noteholders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. The Company has continued to accrue interest on the one remaining note through March 31, 2008. In the aggregate, the Company has issued a total of 2,653,010 shares of its restricted common stock in connection with the conversion of these notes.

During the three months ended March 31, 2008, the Company issued 500,000 shares of its restricted common stock related to the exercise of warrants with proceeds totaling $200,000. The Company has issued a total of 900,000 shares of its restricted common stock in connection with the exercise of warrants related to these notes.

The issuance of these convertible notes and warrants would normally be recorded as equity obligations. However, due to the indeterminate number of shares which might be issued upon conversion, the Company is required to record a liability relating to the outstanding warrants and the embedded derivative of the convertible notes (included in the current liabilities as “derivative liability”). As of March 31, 2008, the contingency related to the conversion pricing which caused the indeterminate share calculation was resolved with the conversion of all but one of the convertible notes. The following table summarizes the convertible notes and related warrants and embedded derivative liabilities at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Derivative liability	$13,580	$34,466
Warrant liability	11,790	29,909
Convertible debentures	35,997	35,514
Subtotal	61,367	99,889
Adjustment of derivative and warrant liability to fair value	641,929	602,923
Accretion of principal and interest related to convertible debentures	311,704	312,188
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	113,434	112,951
Less: Notes and interest converted	(1,092,437)	(1,092,437)
Total Convertible debentures	35,997	35,514
Less: Current portion of convertible debentures	(35,997)	(35,514)

Total Non-Current Convertible Debentures	$-	$-

Post 2004/2005 Agreements: During 2005, 2006 and 2007 the Company entered into a series of agreements with accredited investors, pursuant to which the Company issued convertible debentures, as further described below. The debentures, which include interest of 6.0% per annum, mature 12 months from the issue date, and are convertible into restricted shares of the Company’s common stock at conversion prices between $0.20 and $0.40 per share. In connection with the issuance of the debentures, warrants were issued to the accredited investors which are exercisable for a period of three years at exercise prices between $0.20 and $0.40 per share.

During the three months ended March 31, 2008, the Company issued to four accredited investors an aggregate of $52,000 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 130,000 shares of the Company’s common stock. The convertible notes, which accrue interest at 6%, mature in the first quarter of 2009. The investors have the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on February 9, 2009. The warrants may be exercised at any time prior to expiration and provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

During the three months ended March 31, 2008, sixteen holders of convertible debentures converted $422,825 in principal and $23,087 of accrued interest into an aggregate of 2,229,877 shares of restricted common stock.

As a result of the foregoing, as of March 31, 2008, the Company had 68 convertible debentures outstanding. The outstanding convertible debentures represented a note balance of $1,708,048 and a potential obligation for the Company to issue 6,555,355 shares of common stock.

In connection with the convertible debentures described above, as of March 31, 2008, the Company has issued warrants to purchase 16,796,208 shares of common stock at exercise prices ranging from $0.20 to $0.50, equaling a potential aggregate funding for the Company of $4,366,200. These warrants have expiration dates between July 5, 2008 and July 26, 2010. During the three months ended March 31, 2008, the Company issued 420,534 shares of common stock related to the exercise of warrants with proceeds totaling $84,107.

The following table summarizes the outstanding convertible debentures and related warrants:

	Convertible Notes		Warrants
Summary of Post 2004/2005 Debentures & Warrants	Proceeds	Shares	Proceeds	Shares
Total outstanding at December 31, 2007	2,074,528	8,416,220	-	16,666,208
Proceeds received during 2008	52,000	260,000	-	130,000
Accrued Interest	27,432	109,012	-	-
Conversions during 2008	(445,912)	(2,229,877)	-	-
Warrants exercised	-	-	84,107	(420,534)
Total outstanding at March 31, 2008	$1,708,048	6,555,355	$84,107	16,375,674

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the warrants of $7,462,586 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 377%; risk free interest rate of 3.5% to 4.5%; dividend yield of 0%; and a one to three year term. The face amount of the convertible debentures (i.e., $4,502,907) was proportionately allocated to the convertible debentures and the warrants in the amount of $1,878,719 and $2,624,188, respectively. The convertible debentures proportionate allocation factor was then further allocated between the convertible debentures and the beneficial conversion feature and $1,661,310 was allocated to the beneficial conversion feature and the balance of $217,409 was allocated to the convertible debentures. The combined total value of the warrants and the beneficial conversion feature amounting to $4,285,498 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the three months ended March 31, 2008 and 2007, the Company amortized a total of $473,127 and $308,148, respectively. The discounts and amortization are summarized in the following table:

	March 31,	December 31,
	2008	2007
BCF discount to Paid in capital	$(1,661,310)	$(1,635,061)
Warrant Discount to Paid in capital	(2,624,188)	(2,613,638)
Proceeds from convertible debentures	4,502,907	4,450,907
Subtotal	217,409	202,208

Deduct value converted to common stock	(2,815,835)	(2,393,011)
Convertible debt not subject to accretion converted to stock	(2,000)	(2,000)
Principal payments made	(57,145)	(57,145)
Balance of convertible debt not subject to accretion	(215,409)	(200,208)
Total discount to accrete	1,412,518	1,798,543

Interest expense on convertible debentures - Amortized	(1,043,914)	(993,611)
Interest expense on convertible debentures - Accrued	(80,121)	(75,777)
Convertible debt not subject to accretion	(215,409)	(200,208)

Total Current Liability	$(1,339,444)	$(1,269,596)

Defaults on Convertible Debentures

As of March 31, 2008, 34 convertible debentures totaling $577,926 were in default. (See “Note 13 – Subsequent Events” for further details.)

NOTE 7 - RELATED PARTY TRANSACTIONS

Loans Payable - Related Party

On April 18, 2006, the Company acquired the outstanding membership interests of AI and assumed an unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the officer. The note totaling $80,950 was due on December 4, 2007 and bears interest at 6% per annum from that date. The Company is in default on this note. As of March 31, 2008 the Company has accrued a total of $1,570 related to this debt.

Loans from Founder

2007: During year ended December 31, 2007, the CEO of the Company entered into certain loan transactions with certain third parties and in turn has loaned an aggregate of $428,393 to the Company. During the year ended December 31, 2007, the Company accrued interest on the outstanding principal balance of these loans in the amount of $7,494. As a condition to the loan transactions with such third parties, the CEO has assigned or committed to assign to such third parties an aggregate of 2,948,474 of his personal shares of the Company’s common stock. During the twelve months ended December 31 2007, the Company repaid loan amounts of $72,086 including accrued interest, and issued 600,000 shares of the Company’s common stock to third parties on behalf of the CEO in exchange for debt forgiveness from the CEO in the amount of $179,971. As of March 31, 2008, the outstanding balance of these loans was $181,392 in principal and $3,895 in accrued interest.

During the fourth quarter, the Company issued to the CEO of the Company an aggregate of $45,917 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 114,791 shares of the Company’s common stock. The two convertible notes with balances of $40,917 and $5,000, which accrue interest at 6%, mature on October 30, 2009 and November 11, 2009, respectively. The CEO has the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on October 30, 2009 and November 11, 2009. The warrants may be exercised at any time prior to expiration and provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

2006: During 2006, the CEO of the Company advanced $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of March 31, 2008.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest accrues at 10% per annum, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to additional interest of 5% in excess of the rate otherwise applicable to the unpaid balance. During 2006, the Company issued 400,000 shares of restricted common stock to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The balance of the accrued interest payable at March 31, 2008 was $13,074.

2004: As of December 31, 2006, the Company had a loan payable totaling $316,496 to the CEO and Rosemary Nguyen which included principal of $209,000. Under the terms of the loan, interest accrued at the rate of 10% per annum. During the year ended December 31, 2007, the Company paid $32,500 to the CEO as partial repayment of this loan. On January 17, 2008, the Company entered into an agreement with the CEO, and Rosemary Nguyen related to a settlement in the Rosemary Nguyen vs. Winsonic Digital Media Group, Ltd. and Winston Johnson matter. Pursuant to this agreement, the Company issued 80,000 shares of its common stock to Ms. Nguyen, which shares shall be deemed to have been fully paid for on November 20, 2004. In addition, the Company issued 1,996,521 restricted shares of its common stock to Ms. Nguyen as full settlement of this matter. The balance of this loan from the CEO related to this matter was repaid at that time by issuance of the shares of the Company’s common stock to Ms. Nguyen.

Consulting Agreements

During the three months ended March 31, 2008, the Company entered into one consulting agreement with an existing shareholder to assist the Company in the development of capitalization plans which will provide the capital resources necessary to accomplish the operating and strategic plans of the Company. As compensation for the services provided, the Company issued 100,000 shares of the Company’s restricted common stock which were valued at $38,000. The cost of this consulting agreement is included in the accompanying statement of operations as consulting services – related party.

Share issuances

During the three months ended March 31, 2008, the Company cancelled 500,000 shares of the Company’s restricted common shares issued during 2007 in anticipation of closing a financing transaction with a related party, WinSonic Diversity, which did not materialize. The Company also cancelled 700,000 shares of the Company’s restricted common shares issued to the CEO in 2007 for certain financing transactions in excess of the correct amount of shares.

NOTE 8 - STOCKHOLDERS’ EQUITY

Effective June 22, 2007, the Company increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000.

During the three months ended March 31, 2008, the Company issued 1,803,994 restricted shares of the Company’s common stock in connection with certain financing transactions (the costs of 1,800,000 of these shares were accrued as financing costs at December 31, 2007). In addition, 16 holders of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock at $0.20 per share (See “Note 6 – Convertible Debentures” for further details regarding these conversions.). Based on these agreements, the Company converted $422,825 of principal and $23,087 of accrued interest on these debentures in exchange for the issuance of 2,229,877 restricted shares of the Company’s common stock.

During the three months ended March 31, 2008, the Company issued 575,000 restricted shares valued at $86,250 to employees as additional compensation. The Company also issued 2,076,521 to Rosemary Nguyen pursuant to a settlement agreement (See “Note 9- Summary of Legal Proceedings”).

During the three months ended March 31, 2008, the Company issued an aggregate of 450,000 restricted shares valued at $ 203,000 of its common stock as payment for consulting services.

During the three months ended March 31, 2008, the Company issued 650,000 and 920,534 restricted shares of the Company’s common stock in connection with the exercise of stock options and warrants. The proceeds from the exercise of these options and warrants totaled $284,107.

During the year ended December 31, 2007, the Company issued 500,000 shares of the Company’s restricted common shares in anticipation of closing a financing transaction which did not materialize. The shares were canceled in January 2008. During the year ended December 31, 2007, the Company also issued 700,000 shares of the Company’s restricted common shares to reimburse the CEO for certain financing transactions in excess of the correct amount of shares. The shares were canceled in March 2008. The Company also canceled 1,146,593 shares of its restricted common stock previously issued in connection with the Tytess acquisition. The Company recorded the transaction at par value and no gain or loss was recognized by the Company.

The following table summarizes, by date, the stock transactions for the three months ended March 31, 2008:

		Price per	Cost of
Date of Share Issuance	Shares	Share	Shares

Shares issued in connection with certain financing transactions:
1/2/08	25,000	0.61	$15,250
1/2/08	175,000	0.51	89,250
1/9/08	500,000	0.60	300,000
1/15/08	725,000	0.51	369,750
1/15/08	375,000	0.46	172,500
1/23/08	3,994	0.48	1,917
	1,803,994		$948,667
Shares issued for convertible debentures:
1/2/08	60,038	0.20	$11,945
1/15/08	105,507	0.20	21,101
3/11/08	2,064,332	0.20	412,866
	2,229,877		$445,912
Shares issued for consulting services:
1/2/08	250,000	0.46	$115,000
1/2/08	100,000	0.50	50,000
2/14/08	100,000	0.38	38,000
	450,000		$203,000
Shares canceled that were previously issued for 2006 acquisitions:
3/28/08	(1,146,593)	0.001	$(1,147)

Shares issued in connection with exercise of warrants:
1/10/08	500,000	0.40	$200,000
3/11/08	420,534	0.20	84,107
	920,534		$284,107
Shares issued in connection with exercise of stock options:
1/23/08	150,000	0.01	$1,500
3/28/08	500,000	0.01	5,000
	650,000		6,500

Shares issued for employee compensation:
3/28/08	575,000	0.15	$86,250

Shares issued in error:
2/1/08	(500,000)	0.001	$(500)
3/28/08	(700,000)	0.001	(700)
	(1,200,000)		$(1,200)
Shares issued for legal settlement:
1/23/08	2,076,521	0.45	$934,434

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

The following table summarizes the Company’s warrant activities for the period from January 1, 2008 to March 31, 2008:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2007	18,803,708	0.28
Warrants issued	130,000	0.40
Warrants exercised	(920,534)	(0.31)
Balance as of March 31, 2008	18,013,174	$0.28

These warrants have expiration dates between July 5, 2008 and July 26, 2010.

In addition, the Company has issued warrants in connection with certain consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements from January 1, 2008 to March 31, 2008:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance as of December 31, 2007	1,052,354	$0.32
Warrants issued	-	-
Warrants exercised	-	-
Balance as of March 31, 2008	1,052,354	$0.32

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

An estimated liability of $268,870 and $1,213,225 for legal settlements was recorded as of March 31, 2008 and December 31, 2007, respectively. Included in the estimated liability for legal settlements as of March 31, 2008 is a general accrual of $148,870 for claims threatened and not yet filed. Other than as described below and in “Note 13 - Subsequent Events”, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

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

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

This is a collection suit for $19,800. The disputed amount was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of March 31, 2008.

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

Dell Marketing, LP vs. WinSonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285 plus $90,000 in attorney fees. The entire amount of the judgment and attorney’s fees have been expensed as a general and administrative expense and accrued within accounts payable as of March 31, 2008.

On July 27, 2006, the Company received notice that the judgment had been domesticated in the state of Georgia as of July 21, 2006. As of the date of this report, no other significant action has been taken in this matter.

Netscaler Inc. vs. WinSonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed May 16, 2005)

The disputed amount of $75,000 in this collection lawsuit was expensed as a general and administrative expense in 2004 and accrued within accounts payable at March 31, 2008. The parties reached a settlement in March of 2006, pursuant to which the Company agreed to pay the sum of $75,000 in three (3) installment payments of $25,000, commencing in June 2006, in exchange for the dismissal of the action. On August 15, 2006, Netscaler filed a declaration to set aside the dismissal and to enter judgment in the amount of $100,769 against the Company. As of the date of this report, no further action has been taken in this matter.

Attorney Collection Services vs. WinSonic Holdings, Ltd. (Superior Court of CA, Los Angeles County - complaint filed June 30, 2004)

The disputed amount of $25,000 in this collection lawsuit was expensed as a general and administrative expense in 2005 and accrued within accounts payable as of March 31, 2008. On September 15, 2006, this matter was dismissed by the court; however, the plaintiff has indicated that it will either file a motion to set aside the dismissal or bring a new action. As of the date of this report, no further action has been taken in this matter.

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

The parties entered into a settlement and release agreement on November 5, 2007, pursuant to which the Company issued to plaintiff a warrant to purchase up to 380,000 shares of restricted shares of the Company’s common stock with an exercise price of $1.00 per share and an expiration date of December 9, 2010 and to remove the restrictive legend for the previously issued 500,000 shares. In addition, the Company is required to pay:
(a)  on or before November 7, 2007, (i) $15,000 to Mr. Young and (ii) $1,000 to Mr. Young’s counsel, Beverly Adams;
(b)  on or before November 27, 2007, (i) $15,000 to Mr. Young and (ii) $1,000 to Mr. Young’s counsel;
(c)  on or before December 27, 2007, (i) $15,000 to Mr. Young and (ii) $1,000 to Mr. Young’s counsel;
(d)  on or before January 27, 2008, (i) $25,000.to Mr. Young and (ii) $1,000 to Mr. Young’s counsel; and
(e)  on or before February 27, 2008, (i) $180,000 to Mr. Young and (ii) $1,000 to Mr. Young’s counsel.
As of the date of this report, the Company has paid $30,000 to Mr. Young and $2,000 to his counsel. The Company is currently in default on this settlement agreement and as a result the Company believes this matter remains open.

McKenney’s, Inc. vs. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, Georgia - complaint filed March 21, 2007)

This is an action for breach of contract against the Company. The disputed amount of $56,527 was capitalized as computer equipment in 2006 and accrued within accounts payable of the Company as of March 31, 2008. The Company was served with the summons and complaint on April 4, 2007 and filed its answer and defenses on May 15, 2007. Plaintiff subsequently filed a motion to strike the Company’s answer and moved for summary judgment. During the third quarter of 2007, the Company responded to the motions to strike the Company’s answer and for summary judgment and has requested oral arguments on the summary judgment motion. As of the date of this filing no other significant action has been taken in this matter.

Rosemary Nguyen v. WinSonic Digital Media Group, Ltd. and Winston Johnson (Superior Court of Ca., Orange County – complaint filed August 1, 2007)

This is a collection action for $432,897. The disputed amount originates from a loan agreement entered into between plaintiff and defendants on or about November 30, 2004. The complaint alleges that plaintiff is due 80,000 shares of the Company’s common stock pursuant to the loan. On January 17, 2008, the Company entered into a Settlement Agreement and General Release (the “Nguyen Settlement Agreement”) with Winston Johnson, the Company’s Chairman and CEO, and Rosemary Nguyen, which resolved the Rosemary Nguyen vs. Winsonic Digital Media Group, Ltd. and Winston Johnson legal proceeding described in the Company’s prior filings with the Securities and Exchange Commission.

Pursuant to the Nguyen Settlement Agreement, the Company is required to issue 80,000 shares of its common stock to Ms. Nguyen, which shares shall be deemed to have been fully paid for on November 20, 2004. In addition, the Company is required to issue 1,996,521 restricted shares of its common stock to Ms. Nguyen (the “Restricted Shares”). The securities issued pursuant to the Nguyen Settlement Agreement will be issued in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Nguyen Settlement Agreement also provides for the discharge of all of the ongoing legal proceedings between the parties and each agreed to release the other from any and all claims related thereto.

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

The Company’s repurchase rights described above are subject to extension in certain circumstances for up to fifteen days. The Repurchase Agreement also restricts Ms. Nguyen from selling the Restricted Shares during the time when the Company has a repurchase right with respect to those shares. The company has not repurchased any of these shares as of March 31, 2008.

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

Context Ventures, Inc. v. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, State of Georgia)

This is an action for garnishment against the Company based on an alleged debt of $336,547 owed by the Company’s CEO, Winston Johnson. The Company defaulted on answering the garnishment amount, which opened the Company to liability for payment of Mr. Johnson’s alleged debt. On October 3, 2007, the Company moved to open the default. Context Ventures, Inc. opposed the opening of the default on January 11, 2008. As of the date of this filing, no other significant action has been taken in this matter.

NOTE 10 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2008, the Company has recognized $2,551,000 of revenues, and has had accumulated losses of approximately $43,403,000 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 8, 2004, the Company entered into a binding offer letter with Winston Johnson, as Chairman and CEO. Under the terms of employment, Mr. Johnson was to receive a base salary of $290,000 per annum, with $7,000 per month deferred until the next funding occurs or January 1, 2005, whichever occurred first. Mr. Johnson was eligible for an annual incentive bonus based on performance. The agreement was terminable at will with or without cause (as defined in the offer letter). As of March 30, 2007, Mr. Johnson’s salary was reduced to zero until the Company’s common stock began trading on the OTCBB. Mr. Johnson’s salary was restored as of October 1, 2007.  The employment agreement of October 8, 2004 also provided for the grant of incentive or non-statutory stock options to purchase 1,000,000 shares of common stock for $1.00 per share. These options are fully vested.

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

The Company has negotiated a separation agreement with Mr. Morris. The separation agreement provided for the Company to pay Mr. Morris $3,000 upon execution, $100,000 on December 31, 2008 and $150,000 on December 31, 2009. In addition the severance agreement provides Mr. Morris the opportunity to exercise $250,000 of his $0.01 options and 462,500 of his $1.00 options that were previously granted to him.

Effective August 8, 2006, Jeffrey L. Burke was hired as Executive Vice President of the Company. Mr. Burke's base salary was $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $481,492. Effective December 13, 2007, Jeffrey Burke resigned from the Company as Executive Vice President.

The Company is in the process of negotiating a separation agreement with Mr. Burke.

Following Mr. Morris’ resignation, effective December 16, 2007, the Company appointed Bobby Reed to the position of Vice President of Operations. Mr. Reed’s base salary was $180,000 per annum. As an employment incentive, Mr. Reed was granted stock options to purchase 400,000 shares of the Company’s common stock at fair value in the Company’s 2008 option plan when the plan is created and approved. For accounting purposes, management has treated the options similar to the $1.00 options previously issued to employees. The options granted vested 10% immediately and the remaining 90% vested at the rate of 1/12th per month for twelve months. The fair value of the options granted totaled $184,400. Effective April 21, 2008, Mr. Reed’s position was eliminated.

The Company has negotiated a separation agreement with Mr. Reed. The separation agreement provided for the Company to pay Mr. Reed $13,457 in the form of stock on May 1, 2008, $13,457 in equal monthly installments beginning January 2009, $12,753 on June 30, 2008, $12,423 on July 31, 2008 and $12,423 on August 31, 2008. In addition the severance agreement provides Mr. Reed the opportunity to exercise $400,000 of his options that were previously granted to him.

During the year ended December 31, 2007, the Company suspended the accrual of certain salary deferrals, which were provided for in employment agreements, from March 30, 2007 until the Company began trading on the OTCBB. In addition, all employee vacation grants were reduced from four weeks to two weeks. In accordance with this policy, deferred salary amounts were not accrued from March 30, 2007 to September 1, 2007 and were considered to be forfeited. This action taken by the Company resulted in a savings of approximately $487,000.

On January 4, 2008, the Company issued new employment agreements to all current employees. In the employment agreements, the Company accelerated the vesting on all remaining $1.00 options for these employees. The Company also canceled options totaling 400,000 shares equal to the remaining one third of the $0.01 options held by current employees, related to obtaining senior funding that has not occurred. In exchange for the canceled options, the Company committed to issue 400,000 shares of fully vested replacement options at fair value in the Company’s 2008 option plan when the plan is created and approved. As a result of the acceleration of the $1.00 options and the cancellation of certain unvested $0.01 options and commitment to re-issue an equal number of market value options, the Company recorded additional stock based compensation totaling $193,000. In addition, during the year ended December 31, 2007, the Company achieved a milestone by trading its stock on the OTCBB. This milestone triggered the vesting of an additional one third of all outstanding $0.01 options and the Company recorded additional stock based compensation expense totaling $375,000 related to this vesting the third quarter of 2007.

During the year ended December 31, 2007, and as a result of the issuance of the new employment agreements, the Company terminated 17 employees, adjusted the salaries of 12 employees, accepted the resignation of six employees whose positions were not replaced and cancelled the contract of a consultant. These actions are expected to result in additional savings of approximately $3,430,000 per year. In connection with the above actions, the Company recorded severance costs of $1,714,000 during the fourth quarter of 2007.

Payroll and Sales Tax Liabilities

Automated Interiors has not remitted its sales taxes for 2006, 2007 and 2008. In addition, the Company and its subsidiaries have not remitted payroll taxes withheld from their employees’ checks and the companies’ matching portion to the Internal Revenue Service and various state taxing authorities. The Company has accrued interest and penalties up to and including March 31, 2008. Sales tax payable as of March 31, 2008 totaled $136,400 (including penalties of $25,200 and interest of $11,300) is included in the accompanying balance sheet in the line item “Accounts payable and accrued expenses”. Total payroll taxes withheld and Company matching amounts as of March 31, 2008 totaled $1,608,000 (including penalties of $236,200 and interest of $122,000). This amount is included in the accompanying balance sheet in the line item “Accrued payroll and related taxes”.

These liabilities until paid will continue to increase by additional penalties and interest accruals. The Company is currently in negotiations with the taxing authorities to establish payment plans.

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

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. The Company relocated the office space in May of 2007 to the 16th floor but will be responsible for the lease through June 30, 2008 and as of March 31, 2008, $1,485 is due and payable.

ProLogis-Macquarie U.S. LLC Office Lease Agreement

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive Suite B, Atlanta, Georgia 30336. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI planned to use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year. During the third quarter of 2007, AI abandoned the space and will be responsible for the lease until the space is leased to another party. As of March 31, 2008, the amount due and payable is $9,451.41.

Landquest IV, LLC Office Lease Agreement

In June 2007, the Company entered into a Lease Agreement with Landquest IV, LLC for approximately 2,490 square feet of rentable space located at 3560 Camp Creek Parkway, Suite 130, East Point, Georgia 30344. The lease commences in October 2007 and continues through September of 2012. The Company will use the space for retail sale of electronic equipment. Under the lease, the Company is obligated to pay base monthly rents of $5,810 per month and as of March 31, 2008, there is no outstanding due and payable amount.

As of March 31, 2008, approximate future commitments under the Company’s leases are as follows:

Year	Amount
2008	$605,332
2009	778,549
2010	791,377
2011	804,595
2012	794,860
2013 through 2017	2,789,053

Total	$6,563,766

Rent expense totaled $219,508 and $170,379 for the three months ended March 31, 2008 and 2007, respectively.

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

The following tables summarize segment information for the years ended March 31, 2008 and 2007:

	March 31, 2008
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$2,057	$-	$206,614	$-	$-	$208,671
Gross profit	1,271	-	(29,547)	-	-	(28,276)
Operating expenses	114,184	133,382	155,303	40,560	1,064,561	1,507,990
Loss from operations	(112,913)	(133,382)	(184,850)	(40,560)	(1,064,561)	(1,536,266)
Net loss	(112,913)	(133,382)	(184,850)	(40,560)	(2,102,728)	(2,574,433)

Total assets	255,303	535,545	478,128	(3,408)	660,237	1,925,805

	March 31, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$3,100	$-	$651,414	$-	$-	$654,514
Gross profit	1,547	-	153,310	-	-	154,857
Operating expenses	96,495	467,597	355,781	-	1,488,966	2,408,839
Income (loss) from operations	(94,948)	(467,597)	(202,471)	-	(1,488,966)	(2,253,982)
Net income (loss)	(94,948)	(467,597)	(202,471)	-	(2,549,288)	(3,314,304)

Total assets	163,285	555,813	1,629,566	-	269,513	2,618,177

NOTE 13 - SUBSEQUENT EVENTS

Financing Agreements

Subsequent to March 31, 2008, the Company borrowed funds for operational expenses of $14,832 from a related party and $215,000 from unrelated parties and each Promissory Note bears 6% annum interest rate and becomes due June 30, 2008 with the exception of one note being due April 25, 2008. In connection with the loans, the Company issued 111,243 shares of its common stock to the related party and an aggregate of 1,300,000 shares of its common stock to the unrelated parties. The Company is committed to issue an additional 225,000 shares of its common stock to the unrelated parties. In addition, 540,000 shares were issued as additional consideration for previous financing arrangements. The Company will recognize financing costs totaling $728,772 related to the issuance of the shares of its common stock.

Defaults on Convertible Debentures

As of March 31, 2008, 34 of the Company’s convertible debentures had matured without conversion or repayment and were in default. Subsequent to March 31, 2008, one of the convertible debenture holders agreed in writing to exercise its conversion option and 33 convertible debentures totaling $521,745 were still in default.

Stock Activity

Subsequent to March 31, 2008, the Company issued 6,296,252 shares of its restricted common stock.

The Company issued 168,333 and 115,000 shares related to the exercise of stock options and financing warrants, respectively. These options and warrants were exercised by reducing accrued payroll by $24,683. The Company issued 4,066,163 shares in connection with certain financing agreements (the costs of 2,114,920 of these shares were accrued as financing costs at March 31, 2008). In addition, three of the 68 holders of the Company’s convertible debentures agreed in writing to exercise their conversion option at $0.20 per share. Based on these agreements, the Company converted $81,479 of principal and $7,892 of accrued interest in exchange for 446,756 shares of its restricted common stock.  The Company also issued 1,500,000 shares in connection with an Assets and Goodwill Purchase Agreement with DVerb Media Group, Inc.

Material Agreements

On April 2, 2008, WinSonic Digital Media Group, Ltd. and WinSonic Digital Cable Systems Network entered into a Memorandum of Understanding (“MOU”) with Sosiate, Inc. to set forth guidelines and basis for a relationship among the companies. The companies believe that this relationship may lead to a variety of revenue opportunities; whereby, WinSonic can provide global facilities-based digital distribution co-lo and network services for the Jamroom, an internet-based social network owned by Sosiate. There is no assigned value to this agreement at this time.

On April 24, 2008, WinSonic entered in an Assets and Goodwill Purchase Agreement with DVerb Media Group, Inc.; issued 1,000,000 shares to James E. Thomas, President of DVerb Media Group, and shares to 9 DVerb employees and/or supporters totaling 500,000 shares.

On April 29, 2008, the Company entered into a loan agreement with Neighborhood Community Bank, assuming the responsibility for a loan originally entered into by Colonel McCrary Trucking, LLC and guaranteed by Winston Johnson. A loan in the amount of $500,000 was originally entered into by Colonel McCrary Trucking, LLC for working capital in preparation for the WinSonic Diversity, LLC, WinSonic Digital Media Group, Ltd. and Colonel McCrary Trucking, LLC transaction with WinSonic McCrary, LLC. Winston Johnson entered into a personal guarantee with Neighborhood Community Bank, pledging 2,000,000 of his personal shares. As referenced in Note 3 – Mergers and Acquisitions the Asset Purchase Agreement for the proposed transaction with WinSonic McCrary, LLC expired in accordance with its terms. Colonel McCrary Trucking, LLC defaulted on the original loan and Neighborhood Community Bank sought to collect the balance from the personal guarantee of Winston Johnson. Since the loan was originally related to a potential acquisition of the Company, Mr. Johnson transferred responsibility for the loan to the Company. The Company is in the process of filing a lien on the assets of Colonel McCrary Trucking LLC for recovery of the loan balance. The balance of the loan is $450,000 and bears interest at 6% and matures at December 31, 2008.

On April 30, 2008, the Company entered into a loan agreement with a group of consultants and former employees for payment of services received by the Company during the first quarter of 2008. The loan agreement reclassifies previously recorded accrued payroll and accounts payable to a note payable in the amount of $116,897 which bears interest at 6% per annum. The note provides for payments to the group as follows: $8,068 upon execution; $9,401 on May 31, 2008; $20,134 on June 30, 2008; $47,003 on July 31, 2008 and $9,401 on August 15, 2008. The balance of the note ($22,890) relates to the payroll taxes to be withheld for the employees and is payable to the Internal Revenue Service and state taxing authorities on a pro-rata basis on the same dates as the payments to the group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As further described herein, the Company now combines business and financial activity of its various subsidiary companies and operating divisions within business segments. The business activity associated with the development, marketing and sale of digital media & entertainment products and services of WinSonic Digital Media Group, Ltd., and the Digital Store are combined in the Digital Media Group business segment. The business activity of WinSonic Digital Cable Systems Network, Ltd. shall comprise the Digital Distribution Group business segment. The business activity of Tytess Design & Development, LLC and Automated Interiors, LLC are combined in the Integrated Services Group business segment. The business activity of WinSonic Diversity, LLC is represented by the WinSonic Diversity Group business segment. The business activities associated with corporate management, administration and finance of WinSonic Digital Media Group, Ltd are included in the Corporate Group business segment.

The diagram below depicts the Company’s segment structure.

Business Segment Group	Business Unit

Digital Media Group	• WinSonic Digital Media Group, Ltd. • WinSonic Digital Store, LLC

Digital Distribution Group	• WinSonic Digital Cable Systems Network, Ltd.

Integrated Services Group	• Tytess Design & Development, LLC • Automated Interiors, LLC

WinSonic Diversity Group	• WinSonic Diversity, LLC

Corporate Group	• WinSonic Digital Media Group, Ltd.

As a “development stage company” the Company has not commenced material commercial operations. As of March 31, 2008, the Company has recorded $2,550,972 of revenue since inception. During the three months ended March 31, 2008, the consolidated operations of the Company combined with WDCSN, Automated Interiors, Tytess and the Digital Store yielded revenue of $208,671.

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

Consolidated Results of Operations

The following table includes the consolidated information for the operations of the Company for the three months ended March 31, 2008 and 2007:

	03/31/08	03/31/07
	Unaudited	Unaudited

Revenue	$208,671	$654,514
Gross profit	(28,276)	154,857
Expenses	1,507,990	2,408,839
Operating loss	(1,536,266)	(2,253,982)
Other income/(expense), net	(1,038,167)	(1,060,322)
Net loss	(2,574,433)	(3,314,304)
Loss per basic and diluted common share	$(0.03)	$(0.07)

Consolidated results of operations for the three months ended March 31, 2008 generated $209,000 in revenues, representing a 68% decrease from the reported $655,000 in revenues for the same period in 2007. Of the 2008 amount, $207,000, or 99% of total revenues, was derived from our Integrated Services Group activities consisting of Tytess and Automated Interiors which was comparable to the same period in 2007. The decrease in revenues for the three months ended March 31, 2008 as compared to the same period in 2007 is related to suspending all work on construction projects for Tytess and a decrease in revenues for Automated Interiors totaling $106,000. For the three months ended March 31, 2007, Tytess generated $338,000 in revenue and none for the same period in 2008. Automated Interiors revenues decreased by $106,000 due to cash flow and staffing challenges that have prevented it from being able to complete jobs to allow for revenue recognition in 2008.

The aggregate net loss for the three months ended March 31, 2008 was $2,574,000 compared to a loss of $3,314,000 for the same period in 2007. Of this 2008 amount, $185,000, or 7% of the total, was derived from our Integrated Services Group. The balance was generated through our (1) Digital Media Group which generated a loss of $113,000, or 6% of the total, of which $83,000 related to our Digital Store, (2) our Digital Distribution Network Group, which generated a loss of $133,000, or 5% of the total, (3) our WinSonic Diversity Group, which generated a loss of $41,000 and (4) our Corporate Group which generated a loss of $2,103,000.

Operating Expenses

As further detailed below, the $1,508,000 in operating expenses for the three months ended March 31, 2008, includes $357,000 in non-cash accruals and one-time items (bad debt expense, stock-based compensation, consulting and depreciation). With the termination of certain personnel during the fourth quarter of 2007 and first quarter of 2008, adjustment of salaries on a going-forward basis and the elimination of certain non-essential expenses, the current plan for monthly operating expense is estimated to be $362,000, prior to legal expenses and audit retainers, which would be a decrease from the 2007 monthly average of $915,000. Operating expenses decreased by $901,000 to $1,508,000 for the three months ended March 31, 2007 compared to $2,409,000 for the same period in the prior year, representing a decrease of 37%. The decrease was comprised of a decrease in payroll expense related to SG&A and R&D totaling $1,047,000 offset by research and development expenses totaling $38,000 and modest increases in selling, general and administrative expense and depreciation and amortization expense, as further discussed below.

A breakdown of consolidated operating expenses for the three months ended March 31, 2008 and 2007 is set forth below.

	2008	2007
	Unaudited	Unaudited
Operating Expenses
Selling, general and administrative	$564,378	$497,206
Research and development	37,642	-
Payroll expense - SG&A	787,623	1,813,144
Payroll expense - R&D	39,023	60,453
Consulting services - related party	38,000	2,000
Depreciation and amortization expense	41,324	36,036
Total Operating Expenses	$1,507,990	$2,408,839

Selling, general and administrative expense

SG&A expense increased by $67,000 for the three months ended March 31, 2008 compared to the same period in 2007, primarily related to an increase in bad debt expense, legal fees and facilities charges, offset by decreases in audit fees and temporary accounting staff charges.

Included in SG&A expense for the three months ended March 31, 2008 is bad debt expense of $38,000. Bad debt expense is a non-cash expense item, related to the recognition of uncollectible accounts receivable for Automated Interiors.

Research and development expense

R&D expenses for the three months ended March 31, 2008 were related to the Digital Media Group activities, including consulting costs, in preparation of the planned commercial launch of our social networking web environment.

Payroll expense – SG&A and R&D

Payroll expense decreased $1,047,000 during the three months ended March 31, 2008 compared to the same period in 2007. The decrease is related to a decrease in stock based compensation of $458,000 and an overall decrease in employees due to initiatives begun in the last half of 2007.

Monthly payroll expense averaged $328,000 for the year-ended December 31, 2007 and for the last two quarters of 2007 the average was approximately $264,000 per month. The average was lower towards the end of the year due to the elimination of certain personnel and the elimination of the deferred payroll accrual. Payroll and payroll related expenses will be approximately $260,000 for the first two quarters of 2008, due to the personnel changes and the adjustment of salaries that was implemented on January 4, 2008.

SFAS 123(R) requires the Company to recognize expense for the fair value of the options granted over the vesting period as additional payroll expense. Pursuant to SFAS 123(R), the Company recognizes the expense of employee incentive options that vest during the reporting period.  Stock based compensation, a non-cash expense, incurred during the three months ended March 31, 2008 was $153,000 compared with $611,000 for the same period in the prior year. On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. All options granted prior to that date were fully vested and expensed as of December 31, 2007. The expense for options that have vested during the three months ended March 31, 2008 relate only to the options that have been granted subsequent to December 31, 2007.

Consulting services –related party

Consulting services - related party is a non-cash expense which relates to the fair value of shares of common stock issued to a shareholder for consulting services related to assistance in developing strategies to raise capital for the Company.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2008 totaled $41,000 compared to $36,000 for the same period in 2007 and is a non-cash expense related to historical capital asset purchases. The increase relates to additional capital asset purchases in 2007 and during the first quarter of 2008.

Other Income/(Expense)

Other income/(expense) totaled $1,038,000 for the three months ended March 31, 2008 compared to $1,060,000 during the same period in 2007. Other income/(expense) was comprised of primarily non-cash items. The consolidated breakdown of other income/(expense) for the three months ended March 31, 2008 and 2007 is provided for below.

	2008	2007
	Unaudited	Unaudited
Other income/(expense):
Interest expense	$(1,072,210)	$(1,396,063)
Interest expense - related party	(4,962)	(45,355)
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	39,005	381,096
Total other income/(expense)	$(1,038,167)	$(1,060,322)

Interest expense and related-party interest expense totaled $1,077,000 during the three months ended March 31, 2008 compared to $1,441,000 during the same period in 2007 and is comprised of non-cash items. The interest expense relates to the required accounting treatment for discounted convertible debt with detachable warrants and shares or additional warrants issued in connection with financing transactions. The decrease is related to lower finance costs related to shares issued in financing transactions, which had a lower stock price than in the prior year, offset by higher accretion of the discount on convertible debt with detachable warrants related to the early conversion of debentures to stock, which was delayed in the prior year due to the unavailability of Company stock for the conversions.

Under GAAP, the Company is required to record the warrants and the embedded derivative of the related convertible debentures as liabilities. Changes in the value of these liabilities are reflected on the Company’s income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” For the three months ended March 31,2008 the Company recorded an unrealized gain of $39,000 compared to an unrealized gain of $381,000 for the same period in 2007 from the adjustment of these liabilities. The decrease in gain for the three months ended March 31, 2008 compared to the same period in 2007 is related to the decrease in the current stock price, the decrease in the time until the maturity date of the warrants and the lower balance of convertible debentures outstanding.

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

The table below identifies the consolidated total expenses and total other income/(expense) by cash and non-cash expenses.

Three Months Ended March 31, 2008
Unaudited	Cash	Non-Cash	Total

Total expenses	$1,151,390	$356,600	$1,507,990
Total other income/(expense)	-	(1,038,167)	(1,038,167)
Total	$1,151,390	$1,394,767	$2,546,157

Three Months Ended March 31, 2007
Unaudited	Cash	Non-Cash	Total

Total expenses	$1,738,197	$670,642	$2,408,839
Total other income/(expense)	(2,104)	(1,058,218)	(1,060,322)
Total	$1,740,301	$1,728,860	$3,469,161

Business Segment Results of Operations

The following tables include the separate and consolidated business segment information for the operations of the Company for the three months ended March 31, 2008 and 2007:

	March 31, 2008
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$2,057	$-	$206,614	$-	$-	$208,671
Gross profit	1,271	-	(29,547)	-	-	(28,276)
Operating expenses	114,184	133,382	155,303	40,560	1,064,561	1,507,990
Loss from operations	(112,913)	(133,382)	(184,850)	(40,560)	(1,064,561)	(1,536,266)
Net loss	(112,913)	(133,382)	(184,850)	(40,560)	(2,102,728)	(2,574,433)

	March 31, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$3,100	$-	$651,414	$-	$-	$654,514
Gross profit	1,547	-	153,310	-	-	154,857
Operating expenses	96,495	467,597	355,781	-	1,488,966	2,408,839
Income (loss) from operations	(94,948)	(467,597)	(202,471)	-	(1,488,966)	(2,253,982)
Net income (loss)	(94,948)	(467,597)	(205,112)	-	(2,546,647)	(3,314,304)

Digital Media Group

For the three months ended March 31, 2008, Digital Media Group included the operations of the Digital Store and the R&D activities related to the Digital Media Group’s preparation of the planned commercial launch of its social networking web environment. The increase in operating expenses for the Digital Media Group is primarily related to the increase in R&D activities.

Digital Distribution Group

During late 2006, the Company accelerated its preparation to begin full operation of its Network. The costs incurred during the three months ended March 31, 2007 represent the personnel and facilities costs associated with those efforts. Since the Network did not achieve full operations in 2007, the Company eliminated certain non-essential personnel during 2007. In addition, on January 4, 2008, the Company implemented further personnel changes and made certain salary adjustments to further cut the costs associated with the Digital Distribution Group. These cost reductions are reflected in the operating expenses for the three months ended March 31, 2008. The Company will increase personnel, as needed, when the Digital Distribution Group becomes fully operational.

Integrated Services Group

The decrease in revenues for the three months ended March 31, 2008 as compared to the same period in 2007 is related to suspending all work on construction projects for Tytess and a decrease in revenues for Automated Interiors totaling $106,000. For the three months ended, March 31, 2007, Tytess generated $338,000 in revenue and none for the same period in 2008. Automated Interiors revenues decreased by $106,000. The decrease in revenues for Tytess totaled $338,000 as construction was halted due to projected cost over-runs and the expanded completion time frames estimated to perform the contracts. Since Tytess uses the percentage of completion method for revenue recognition, no further revenue could be recognized until construction resumes, which has not happened. In addition, Automated Interiors encountered a slow-down during the last half of 2007 in its revenue due to cash flow and staffing challenges and has been unable to complete jobs to allow for revenue recognition. The situation has continued in 2008. Since Automated Interiors recognizes revenue on the completed contract method, it is necessary to complete the project to recognize any revenue associated with the project, regardless of how close to completion the project actually is or how much cash has actually been received on the project.

The gross margin for the three months ended March 31, 2008 was negative $29,000 compared to positive $155,000 for the same period of 2007, a decrease of $184,000. For the three months ended March 31, 2007, Tytess generated $40,000 in gross margin and none for the same period in 2008. Automated Interiors gross margin decreased by $144,000. The decrease in gross margin for Tytess was related to the fact that construction was halted due to projected cost over-runs and the expanded completion time frames estimated to perform the contracts. The decrease in gross margin for Automated Interiors is related to cash flow and staffing challenges which have not allowed it to complete jobs to allow for revenue recognition and the related cost of goods sold.

Total operating costs have decreased for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is comprised of $85,000 for Tytess and the balance is related to Automated Interiors. Since Tytess has suspended all work on its construction projects, the Company has terminated all general and administrative employees and eliminated all related costs. The decrease for Automated Interiors is comprised of increases in bad debt expense of $38,000 and facilities costs of $32,000 offset by a decrease in payroll and related employee expenses. Payroll and related expenses have decreased due to certain personnel changes and the adjustment of salaries that was implemented on January 4, 2008.

WinSonic Diversity Group

WinSonic Diversity Group began operations in the second quarter of 2007. Its operating expenses for the three months ended March 31, 2008 consisted of occupancy costs under a sublease with the Corporate Group totaling $20,000 and certain consulting costs totaling $20,000.

Corporate Group

The Corporate business segment includes all indirect costs of our operations, including costs associated with executive management, administration, finance, insurance, office facilities and human resources.

Operating expenses for the Corporate Group decreased by $424,000 during the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily related to a decrease in stock based compensation of $458,000 offset by small increases in other expense items.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. All options granted prior to that date were fully vested and expensed as of December 31, 2007. The expense for options that have vested during the three months ended March 31, 2008 relate only to the options that have been granted subsequent to December 31, 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $15,332,000 as of March 31, 2008, compared to a deficit of $15,763,000 as of December 31, 2007.

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

During the three months ended March 31, 2008, the Company used $653,000 in its operating activities, compared with $607,000 for the same period in 2007.

During the three months ended March 31, 2008 the Company’s investing activities used $78,000 for the purchase of fixed assets, compared to $13,000 for the same period in 2007.

During the three months ended March 31, 2008 the Company’s financing activities generated $640,000 compared to $617,000 for the same period in 2007. The funds generated from the Company’s financing activities during the three months ended March 31, 2008 consists primarily of proceeds from loans payable of $293,000, exercise of warrants to purchase shares of the Company’s common stock of $284,000, the issuance of convertible debentures of $52,000 and an increase in the bank overdraft in the amount of $11,000. For the same period in 2007, the Company raised $40,000 from loans payable, $243,000 from loans payable – related party, $179,000 from the issuance of convertible notes and an increase in the bank overdraft in the amount of $160,000 which was partially offset by the payment of loans payable of $5,000.

From inception, the Company has raised $9,608,000 to fund operations.  Of the total funds raised, $7,928,000 was used to provide the necessary resources for the development stage operations of the Company and $1,680,000 was used to purchase fixed assets. The funds include $5,718,000 which was raised through convertible debentures and warrants (net of repayments) $1,879,000 which was raised through loans (net of repayments) and $11,000 from an increase in the bank overdraft.  The Company also raised $2,000,000 from the issuance of common stock.

During the three months ended March 31, 2008 the Company’s net cash position decreased by $91,000.

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

During the three months ended March 31, 2008 and 2007, the Company committed to issue options to employees for 1,900,000 and 2,475,000 shares of common stock, respectively. The fair value of the options granted during the three months ended March 31, 2008 and 2007 was $594,000 and $1,143,000, respectively. The Company recorded compensation expense of $153,000 and $611,000, respectively, related to the vesting of the Company’s outstanding options. The balance of the options granted will be included in the Company’s 2008 option plan and will have terms and conditions determined under that plan.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000 and was reflected as additional payroll expense in the fourth quarter of 2007.

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

At March 31, 2008, the Company did not have any derivative instruments or hedging activities.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2007. The evaluation was performed based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this evaluation, our management concluded that our disclosure controls and procedures were overall adequate and in general effective, but found one area of potential deficiency or material weakness to be addressed in the Company's internal controls, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This material weakness was identified as a shortcoming in communication from the Chief Executive Officer (who is also our Chief Financial Officer) regarding one employee stock option agreement from 2005 and a convertible note from 2004 both of which needed to be submitted to the accounting staff for recording of such transactions. These findings were considered to be immaterial in value, but the discovery of these items would indicate internal controls were not strong enough in those prior periods to prevent these errors from occurring. The two immaterial values consisted of one item which related to an employee option grant which would have fallen under APB 25 that was not properly tracked in prior years and would have had no financial statement impact. The second item related to a convertible note of $7,000 including interest that had not been recorded at the time of issuance; the shares issued upon conversion were recorded as financing cost in 2007. Since December 2007, numerous procedures and controls have been implemented by management including enhanced employee file management, formation of an audit committee, and improved communication between the CEO/CFO and the accounting staff on all financial and operational transactions.

Our management team is diligently developing and implementing additional controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned in 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. During year 2007, we hired a Chief Operating Officer, a Vice President of Finance and Accounting and a Controller. We are interviewing candidates to fill the CFO position and certain other accounting positions.

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

With the addition of a Vice President of Finance, Controller and other permanent accounting staff in 2007, the Company has greatly improved its internal control over financial reporting during the three months ended March 31, 2008.

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

Part II - Other Information

Item 1. Legal Proceedings

See “Note 9 - Summary of Legal Proceedings” and “Note 13 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 1A Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company received proceeds of $52,000 from the issuance of convertible debentures to four accredited investors. In connection with the issuance of such convertible debentures, the Company also issued warrants to purchase an aggregate of up to 130,000 shares of common stock of the Company. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During the quarter ended March 31, 2008, the Company issued an aggregate of 6,359,333 restricted shares of common stock as further described below. The Company issued 1,803,994 restricted shares of common stock in connection with certain financing transactions. The Company issued an aggregate of 2,229,877 restricted shares of common stock to sixteen holders of the Company’s convertible debentures who converted such debentures. The Company issued 450,000 restricted shares of common stock as payment for consulting services. The Company issued 920,534 and 650,000 in connection with the exercise of warrants and options, respectively. The Company issued 575,000 shares as employee compensation. In addition the Company received back into the treasury 1,146,593 shares previously issued for the acquisition of Tytess and 1,200,000 shares which were issued in error in 2007. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

As of March 31, 2008, 34 convertible debentures totaling $ 577,926 are in default, seven of the Company’s notes payable totaling $343,472 are in default and one of the Company’s loans payable – related party in the amount of $80,950 is in default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On April 17, 2008, Dr. Thomas Mensah resigned as a member of the Board of Directors of the Company.

Item 6. Exhibits.

*10.1	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 8, 2008.

*10.2	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 17, 2008.

*10.3	Assets and Goodwill Purchase Agreement by and between WinSonic Digital Media Group, Ltd. and Dverb Media Group dated April 24, 2008.

*10.4	Loan Bank Agreement dated April 29, 2008 by and between WinSonic Digital Media Group, Ltd. and Neighborhood Community Bank for original loan entered into by Colonel McCrary Trucking, LLC.

*10.5	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 30, 2008 by and between WinSonic Digital Media Group, Ltd. and First Philadelphia, LLC.

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

May 15, 2008	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)