Form 10-Q
period 2008-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2008-11-14
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for
the quarter ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 10, 2008, 95,421,519 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2008

Table of Contents

Page

PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Statements:
Condensed Consolidated Balance Sheets, September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3
Condensed Consolidated Statements of Operations, for the three and nine month periods ended September 30, 2008 and 2007 and from inception (September 10, 2002) to September 30, 2008 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2008 and 2007 and from inception (September 10, 2002) to September 30, 2008 (Unaudited)	5
Condensed Statement of Stockholders’ Deficit (Unaudited)	6
Condensed Notes to the Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4T. Controls and Procedures	35

PART II OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	37

SIGNATURES	39

EXHIBIT INDEX

2 OF 39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	September 30, 2008	Dec 31, 2007
	(Unaudited)	(Audited)

ASSETS
ASSETS:

Cash	$15,125	$90,893
Accounts receivable, net of allowance for doubtful accounts of $219,365 and $155,000, respectively	22,943	103,501
Prepaid expense	91,611	38,373
Inventory	5,533	5,994
Construction in process	203,271	305,648
Other current assets	8,094	8,094
Total current assets	346,577	552,503

Fixed assets, net of accumulated depreciation of $1,014,310 and $908,539, respectively:	753,569	767,190
Goodwill	263,524	263,524
Intangibles	565,000	-
Other assets	542,489	486,392
TOTAL ASSETS	$2,471,159	$2,069,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$5,187,601	$5,588,287
Bank overdraft	3,741	-
Customer deposits	287,186	333,336
Accrued payroll and related taxes	7,272,332	7,011,351
Legal settlement liabilities	268,870	1,213,225
Due to other related parties	-	1,091
Loans Payable	1,323,156	507,518
Loans Payable-related party	307,448	201,903
Derivative liability related to convertible debentures	5,269	34,466
Warrant liability related to convertible debentures	1,275	29,909
Line of Credit – Advance	90,000	-
Convertible debentures 2004/2005	36,970	35,514
Convertible debentures, net of debt discount totaling $23,073 and $908,539, respectively	1,586,529	1,223,217
Convertible debentures – related party, net of debt discount totaling $7,422 and $42,017, respectively	48,447	46,379
Notes Payable	693,272	-
Notes Payable-related party	84,956	80,950
Other current liabilities	126,448	-
Total current liabilities	17,323,500	16,307,146

Restructuring reserve – long term	403,725	-

TOTAL LIABILITIES	17,727,225	16,307,146

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 95,421,519 and 71,319,648 shares issued and outstanding at September 30, 2008 and December 31, 2007	95,421	71,319
Additional paid-in capital	33,611,279	26,520,895
Common stock receivable	-	(1,200)
Accumulated deficit during development stage	(48,962,766)	(40,828,551)
Total stockholders' deficit	(15,256,066)	(14,237,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,471,159	$2,069,609

The accompanying notes to the financial statements should be read in conjunction with these Balance Sheets.

3 OF 39

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three-months ended September 30,		For the nine months ended September 30,		September 10, 2002 (Inception) to September 30,
	2008	2007	2008	2007	2008

REVENUE	$91,861	$233,181	$510,754	$1,368,865	$2,853,055

COST OF SALES	285,364	1,005,093	877,946	2,785,644	4,634,293

GROSS PROFIT	(193,503)	(771,912)	(367,192)	(1,416,779)	(1,781,238)

EXPENSES:
Selling, general and administrative	1,134,170	1,826,551	3,893,188	5,445,225	28,563,794
Research & development	35,209	66,783	190,429	201,599	675,812
Depreciation and amortization expense	15,425	(10,440)	47,810	13,721	1,230,328
Total expenses	1,184,804	1,882,894	4,131,427	5,660,545	30,469,934

OPERATING LOSS	(1,378,307)	(2,654,806)	(4,498,619)	(7,077,324)	(32,251,172)

OTHER INCOME/(EXPENSES):
Interest expense	(486,102)	(3,241,239)	(3,056,026)	(5,647,111)	(13,412,729)

Interest expense – related party	(4,769)	(41,824)	(12,125)	(116,683)	(351,674)
Impairment of goodwill					(720,767)
Legal settlement costs	(100,750)	(1,100,000)	(100,750)	(1,160,000)	(3,425,963)
Gain on legal settlement	-	-	-	-	942,636

Unrealized (loss) gain on adjustments of derivative and warrant liability to fair value of underlying securities	3,506	(345,454)	57,831	579,337	660,754
Interest income	-	-	-	-	730
Other income	-	-	(3)	(383)	119,942
Restructuring charge	(524,523)	-	(524,523)	-	(524,523)
Total other income/(expenses)	(1,112,638))	(4,037,609)	(3,635,596)	(6,344,840)	(16,711,594)

NET LOSS	$(2,490,945)	$(6,692,415)	$(8,134,215)	$(13,422,164)	$(48,962,766)

Basic weighted average number of common shares outstanding	90,446,250	56,053,950	83,936,082	51,787,515

Net loss per basic common share	$(0.03)	$(0.12)	$(0.10)	$(0.26)

  The accompanying notes to the financial statements should be read in conjunction with these Statements of Operations.

4 OF 39

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended September 30,			September 10, 2002 (Inception) to
	2008	2007		September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,134,215)		$(13,422,164)	$(48,962,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,772		84,554	1,288,290
Accretion of principal and interest related to convertible debentures	811,238		1,612,939	5,038,029
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	(57,831)		(579,337)	(660,754)
Stock based compensation	401,454		1,626,001	6,330,906
Operating expenses paid with stock, options and warrants	168,750		-	1,205,572
Consulting expenses paid with stock, options and warrants	280,600		165,850	718,250
Operating expenses paid by note payable	-		-	60,000
Interest expense paid with stock	-		-	185,621
Financing costs paid with stock and warrants	1,930,724		3,647,523	5,331,276
Financing costs related to conversion of loans payable and loans payable – related parties	-		285,424	285,424
Amortization of common stock advances for future services	-		48,175	48,175
Interest accrued	323,402		96,719	638,978
Forgiveness of accrued interest - Digital Services International, Inc.	-		-	152,592
Provision for doubtful accounts	550,239		-	705,239
Impairment of goodwill	-		-	720,767
Loss (gain) on legal settlement	100,750		-	(841,886)
Other	-		29,732	29,032
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(19,681)		89,913	(303,578)
Decrease (increase) in prepaid expenses	27,762		(59,934)	(8,291)
Decrease (increase) in inventory	461		(1,356)	(146)
Decrease (increase) in construction in process	102,377		44,060	(173,307)
Increase in other assets	(56,097)		(60,816)	(300,583)
Increase in advances to related companies	-		48,570	1,091
Increase in accounts payable and accrued expenses	905,951		1,099,225	6,375,203
(Decrease) increase in customer deposits	(46,150)		(90,945)	361,044
Increase in accrued payroll and related taxes	714,695		2,257,297	8,778,402
Increase (decrease) in legal settlement liabilities	(9,920)		1,160,000	3,322,293
Increase (decrease) in other liabilities	529,082		-	529,082
Net cash used in operating activities	(1,370,637)		(1,918,570)	(8,646,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through business acquisitions	-		-	16,670
Purchase of fixed assets	(92,151)		(140,269)	(1,710,041)
Net cash used in investing activities	(92,151)		(140,269)	(1,693,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	3,741		7,829	3,741
Proceeds from loans payable	695,250		40,000	1,320,501
Payment on loans payable	(2,458)		-	(25,793)
Proceeds from loan payable - related party	125,624		395,893	1,460,228
Payment on note payable - related party	(26,130)		(37,000)	(376,186)
Proceeds from note payable	50,380			50,380
Payment on note payable	(28,493)		(39,448)	(93,306)
Proceeds from Line of credit – advance	90,000		-	90,000
Payments on convertible debentures	-		-	(64,813)
Proceeds from convertible debentures	52,000		1,688,474	5,335,270
Proceeds from common stock issued in connection with exercise of warrants	307,106		-	469,606
Proceeds from common stock issued	120,000		-	2,120,100
Net cash provided by financing activities	1,387,020		2,055,748	10,354,541

NET (DECREASE) INCREASE IN CASH	(75,768)		(3,091)	15,125

CASH, BEGINNING OF PERIOD	90,893		3,506	-

CASH, END OF PERIOD	$15,125		$415	$15,125

SUPPLEMENTARY INFORMATION:
Interest paid	$34		$4,448	$54,826
Income taxes paid	$-		$-	$-
NON-CASH ACTIVITIES:
Forgiveness of salary payable to officer	$-		$-	$702,644
Forgiveness of payroll tax for officer	$-		$-	$20,655
Issuance of common stock as deposit on lease obligation	$-		$-	$250,000
Issuance of common stock and stock payable as payment for subsidiaries acquired	$465,000		$-	$1,404,528
Issuance of common stock as payment on notes payable - related party	$-		$585,984	$896,984
Conversion of share notes to common stock	$535,263	$		$535,263
Issuance of common stock and warrants for salary payable and employee bonus	$538,287	$		$1,053,961
Issuance of common stock as payment of note interest	$1,917		$-	$1,917
Issuance of common stock upon conversion of debentures	$-		$1,827,115	$3,569,218
Adjustment to paid in capital for accumulated depreciation	$-		$-	$281,481
Issuance of common stock for legal settlement	$934,435		$58,000	$2,353,320
Issuance of common stock as payment for accrued financing costs	$944,833		$-	$944,833
Issuance of common stock as payment for accrued consulting expense	$261,000		$-	$261,000
Issuance of common stock as exercise of stock options	$8,517		$-	$8,517
Issuance of common stock as prepayment of store design and hosting expenses from new licensing agreement	$81,000		$-	$81,000
Issuance of common stock for purchase of license rights	$100,000		$-	$100,000

The accompanying notes to financial statements should be
read in conjunction with these Statements of Cash Flows.

5 OF 39

WINSONIC DIGITAL MEDIA GROUP, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
								Common Stock	Accumulated
								Advance	Deficit
					Additional	Common	Common	for	During	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Future	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Services	Stage	Deficit

Balance, December 31, 2007	-	$-	71,319,648	$71,319	$26,520,895	$-	$(1,200)	$-	$(40,828,551)	$(14,237,537)

Incentive stock option for employees	-	-	-	-	401,454	-	-	-	-	401,454

Issuance of stock for financing costs	-	-	10,360,699	10,361	2,839,029	-	-	-	-	2,849,390

Issuance of warrants for financing costs	-	-	-	-	26,167	-	-	-	-	26,167

Issuance of common stock as employee bonus	-	-	1,325,000	1,325	167,425	-	-	-	-	168,750

Issuance of stock in DVerb acquisition	-	-	1,500,000	1,500	463,500	-	-	-	-	465,000

Issuance of stock in satisfaction of convertible debentures	-	-	2,676,633	2,677	532,586	-	-	-	-	535,263

Issuance of stock for consulting services	-	-	2,235,000	2,235	539,365	-	-	-	-	541,600

Issuance of stock as payment of loan interest	-	-	3,994	4	1,913	-	-	-	-	1,917

Issuance of stock in lieu of employee salaries	-	-	1,537,962	1,538	536,749	-	-	-	-	538,287

Issuance of stock for exercise of stock options	-	-	851,666	852	7,665	-	-	-	-	8,517

Issuance of stock for exercise of warrants	-	-	1,035,534	1,035	306,071	-	-	-	-	307,106

Discount allocated to warrant on convertible debt	-	-	-	-	10,550	-	-	-	-	10,550

Discount allocated to the beneficial conversion feature	-	-	-	-	26,250	-	-	-	-	26,250

Shares returned to Company	-	-	(2,346,593)	(2,347)	1,147	-	1,200	-	-	-

Issuance of common stock for legal settlement liability	-	-	2,076,521	2,077	932,358	-	-	-	-	934,435

Issuance of common stock for license rights and prepaid expenses	-	-	1,645,455	1,645	179,355	-	-	-	-	181,000

Issuance of common stock for funds	-	-	1,200,000	1,200	118,800	-	-	-	-	120,000

Net loss	-	-	-	-	-	-	-	-	(8,134,215)	(8,134,215)

Balance, September 30, 2008 (Unaudited)	-	$-	95,421,519	$95,421	33,611,279	-	-		(48,962,766)	(15,256,066)

The accompanying notes to the financial statements should be read in conjunction with this Statement of Stockholders’ Deficit.

6 OF 39

WINSONIC DIGITAL MEDIA GROUP, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there has been no significant revenues derived therefrom. As of September 30, 2008, the Company has not fully commenced operations nor has it received significant revenues from its planned principal operations.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the nine months ended September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

7 OF 39

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

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares issuable under stock options	2,010,568	2,040,656	3,747,715	1,702,692
Shares issuable pursuant to warrants to purchase common stock	3,257,690	7,438,013	3,477,173	6,923,102
Shares issuable pursuant to convertible debt agreements	8,154,813	7,778,394	7,409,704	7,454,145
Shares payable	-	-	-	729,039
	13,423,071	17,257,063	14,634,592	16,808,978

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

The Company’s Employee Stock Option activity for the nine months ended September 30, 2008 and 2007 is presented below:

	2008		2007
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding -
Beginning of Period	9,636,488	$0.72	9,309,304	$0.78
Granted or Committed	1,926,667	0.33	3,475,000	0.65
Exercised	(851,666)	(0.01)	-	-
Canceled	(1,000,000)	(0.19)	(1,335,793)	(0.65)
Outstanding -
End of Period	9,711,489	$0.76	11,448,511	$0.68

Exercisable -
End of Period	9,508,989	$0.76	9,493,456	$0.73

8 OF 39

During the nine months ended September 30, 2008 and 2007, the Company committed to issue options to employees for 1,926,667 and 3,475,000 shares of common stock, respectively. The fair value of the options granted during the nine months ended September 30, 2008 and 2007 was $616,781 and $1,517,482, respectively. The Company recorded compensation expense of approximately $401,455 and $1,626,001, respectively, related to the vesting of the Company’s outstanding options. The balance of the options granted will be included in the Company’s 2008 Employee Option plan and will have terms and conditions determined under that plan.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 Employee Option plan when the plan is established and approved. As a result of the acceleration of the stock options with an exercise price of $1.00 and the cancellation of certain unvested stock options with an exercise price of $0.01, and the commitment to issue an equal number of new stock options, the Company recorded additional stock based compensation totaling $193,000 and was reflected as additional payroll expense in the fourth quarter of 2007. As of September 30, 2008, the Company’s 2008 Employee Option Plan is not yet finalized or implemented.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. At September 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This clarification will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

9 OF 39

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The Company has determined the FSP does not impact the accounting treatment of the Company’s existing convertible notes. As the Company considers the issuance and terms of convertible debt instruments in the future, the Company will evaluate the impact that the adoption of FSP APB 14-1 will have on its consolidated financial statements.

NOTE 3 – MERGERS AND ACQUISITIONS

The Company completed no acquisitions during 2007.

On January 22, 2008, WinSonic Digital Media Group, Ltd. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Tap It, Inc., a Delaware Corporation (“Tap It”) pursuant to which the Company agreed to purchase 2,291,667 shares of Tap It’s common stock (the “Initial Shares”) for $550,000 (the “Purchase Price”). The Purchase Price was to be paid through a combination of (a) cash, (b) the cancellation of promissory notes issued by Tap It to the Company, and (c) offsetting up to $50,000 of expenses incurred by the Company related to the transactions contemplated by the SPA and owed to the Company by Tap It pursuant to a certain provision of the SPA. The Company intended to purchase the Initial Shares on January 31, 2008. In addition to the Initial Shares, the SPA also gave the Company the option to purchase an additional 6,041,667 shares of Tap It’s common stock, which option could have been exercised, in whole or in part, at various times until August 1, 2008. Payments made in connection with the exercise of this option were to be made through a combination of (a) cash or (b) the cancellation of promissory notes issued by Tap It to the Company. The SPA also contained representations and warranties of each party and certain covenants between the parties typical for a transaction of this nature. The initial closing of the SPA did not occur as scheduled. As a result, following discussions among the parties, the SPA was terminated. As of September 30, 2008, advances totaling $226,704 are being discussed with an attempt to further negociate with Tap It for a Promissory Note and repayment. (See “Part I. Financial Information, Item 1. Financial Statements, Balance Sheet - Other assets”.)

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

 NOTE 4 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Computer equipment	$1,130,510	$1,130,510
Infrastructure	158,400	158,400
Software	115,067	109,610
Furniture & fixtures	98,056	93,478
Automobiles	13,500	13,500
Leasehold improvements	80,226	6,150
Equipment and tools	172,120	164,081
Less: accumulated depreciation	(1,014,310)	(908,539)

Net Fixed Assets	$753,569	$767,190

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $105,772 and $84,554, respectively.

10 OF 39

NOTE 5 - LOANS PAYABLE

The Company had outstanding loans payable to certain individuals who are not related parties of $1,323,156 and $507,518 as of September 30, 2008 and December 31, 2007, respectively. Proceeds from these loans were used for working capital purposes. The following is a summary of the loans payable:

		September 30,	December 31,
Interest Rate	Loans Payable	2008	2007
Unstated	The Company received investment commitments under the terms of warrant agreements from eight investors. The investors have requested that the Company return their original investment. The Company treats the investments as notes payable. During 2006, the Company and the investors agreed to convert three of the investments into 6% convertible debentures with an attached warrant. The exchanged debentures are convertible at $0.40 per share and the warrants are exercisable at $0.40 per share. (See Note 6 - Convertible Debentures). Currently five of the original Investments are outstanding. No interest has been accrued on the remaining notes.	$111,000	$111,000
6.00%	A loan consisting of principal of $108,000 with no repayment terms or maturity date. Accrued interest payable as of September 30, 2008 and December 31, 2007 is $31,067 and $26,203, respectively.	139,067	134,203
6.00%	A loan consisting of principal of $40,000 with no repayment terms or maturity date. Accrued interest payable as of September 30, 2008 and December 31, 2007 is $13,221 and $11,420, respectively.	53,221	51,420
6.00%	The Company issued a promissory note for $60,000 with a maturity date of October 17, 2007 to a financial consultant in connection with services rendered advising the Company on public market issues. Accrued interest payable as of September 30, 2008 and December 31, 2007 is $3,393 and $690, respectively. The Company is in default on this note.	63,393	60,690
25.00%	The Company issued six promissory notes for a total principal balance of $220,000 with a maturity date of February 15, 2008. Accrued interest payable as of September 30, 2008 and December 31, 2007 is $89,459 and $205, respectively. The Company is in default on these notes.	309,459	150,205
6.00%	The Company issued five promissory notes with a principal balance of $122,691 and maturity date of November 30, 2008. Accrued interest payable as of September 30, 2008 is $5,824.	128,516	-
6.00%	The Company issued one promissory note for $100,000 with a maturity date of April 13, 2008. Accrued interest payable as of September 30, 2008 is $5,852. The Company is in default on this note.	105,852	-
6.00%	The Company issued one promissory note for $35,000 with a maturity date of April 25, 2008. Accrued interest payable as of September 30, 2008 is $961. The Company is in default on this note.	35,961	-
6.00%	The Company issued seven promissory notes with a principal balance of $180,000 and maturity date of November 30, 2008. Accrued interest payable as of September 30, 2008 is $7,856.	187,858	-
6.00%	The Company issued two promissory notes with a principal balance of $26,059 with a maturity date of June 30, 2008. Accrued interest payable as of September 30, 2008 is $919. The Company is in default on these notes.	26,978	-
6.00%	The Company issued a promissory note with a principal balance of $2,458 with a maturity date of September 19, 2008. The note balance as of September 30, 2008 is $0.	-	-
6.00%	The Company issued five promissory notes with a principal balance of $159,041and maturity date of December 31, 2008. Accrued interest payable as of September 30, 2008 is $2,810.	161,851	-
	Total Loans Payable	$1,323,156	$507,518

11 OF 39

During the third quarter of 2008, the Company borrowed a total of $2,458 and repaid one loan during the quarter for $2,458 including interest from unrelated parties. In connection with these loans, the Company issued an aggregate of 32,780 shares of its common stock as security assignment and recorded financing costs totaling $3,934. (See “Note 16 – Subsequent Events” for further details.)

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

Prior to December 31, 2007, all but one of the noteholders agreed to convert their notes, plus accrued interest, into common stock of the Company at the rate of $0.40 per share. The Company has continued to accrue interest on the one remaining note through September 30, 2008. In the aggregate, the Company has issued a total of 2,680,627 shares of its restricted common stock in connection with the conversion of these notes.

During the nine months ended September 30, 2008, the Company issued 500,000 shares of its restricted common stock related to the exercise of warrants with proceeds totaling $200,000. The Company has issued a total of 900,000 shares of its restricted common stock in connection with the exercise of warrants related to these notes.

The issuance of these convertible notes and warrants would normally be recorded as equity obligations. However, due to the indeterminate number of shares which might be issued upon conversion, the Company is required to record a liability relating to the outstanding warrants and the embedded derivative of the convertible notes (included in the current liabilities as “derivative liability”). As of September 30, 2008, the contingency related to the conversion pricing which caused the indeterminate share calculation was resolved with the conversion of all but one of the convertible notes. The following table summarizes the convertible notes and related warrants and embedded derivative liabilities at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Derivative liability	$5,269	$34,466
Warrant liability	1,275	29,909
Convertible debentures	36,970	35,514
Subtotal	43,514	99,889
Adjustment of derivative and warrant liability to fair value	660,755	602,923
Accretion of principal and interest related to convertible debentures	310,731	312,188
Total Proceeds from convertible debentures	1,015,000	1,015,000
Plus: Accrued interest	114,407	112,951
Less: Notes and interest converted	(1,092,437)	(1,092,437)
Total Convertible debentures	36,970	35,514
Less: Current portion of convertible debentures	(36,970)	(35,514)
Total Non-Current Convertible Debentures	$-	$-

12 OF 39

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

During the nine months ended September 30, 2008, the Company issued to four accredited investors an aggregate of $52,000 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 130,000 shares of the Company’s common stock. The convertible notes, which accrue interest at 6%, mature in the first quarter of 2009. The investors have the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire in the first quarter of 2009. The warrants may be exercised at any time prior to expiration and provide the investors certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable.

During the nine months ended September 30, 2008, nineteen holders of convertible debentures converted $503,825 in principal and $31,438 of accrued interest into an aggregate of 2,676,633 shares of restricted common stock.

As a result of the foregoing, as of September 30, 2008, the Company had 65 convertible debentures outstanding. The outstanding convertible debentures represented a note balance of $1,665,470 and a potential obligation for the Company to issue 8,327,354 shares of common stock.

In connection with the convertible debentures described above, as of September 30, 2008, the Company has issued warrants to purchase 16,796,208 shares of common stock at exercise prices ranging from $0.20 to $0.50, equaling a potential aggregate funding for the Company of $4,450,307. These warrants have expiration dates between July 5, 2008 and July 26, 2010. During the nine months ended September 30, 2008, the Company issued 1,035,534 shares of common stock related to the exercise of warrants with proceeds totaling $307,106.

The following table summarizes the outstanding convertible debentures and related warrants:

Summary of Post 2004/2005 Debentures & Warrants	Convertible Notes		Warrants
	Proceeds	Shares	Proceeds	Shares
Total outstanding at December 31, 2007	2,074,528	10,372,642	-	16,666,208
Proceeds received during 2008	52,000	260,000	-	730,000
Accrued Interest	74,205	371,345	-	-
Conversions during 2008	(535,263)	(2,676,633)	-	-
Warrants exercised	-	-	107,106	(535,534)
Warrants expired	-	-	-	(941,250)
Total outstanding at September 30, 2008	$1,665,470	8,327,354	$107,106	15,919,424

The Company has determined that the convertible debentures contain a beneficial conversion feature and qualify for treatment under Emerging Issue Task Force No. 00-27. The estimated fair value of the warrants of $7,462,588 has been determined using Black-Scholes option pricing model under the following assumptions: stock price volatility ranging from 131% to 377%; risk free interest rate of 3.5% to 4.5%; dividend yield of 0%; and a one to three year term. The face amount of the convertible debentures (i.e., 4,502,907 was proportionately allocated to the convertible debentures and the warrants in the amount of $1,878,719 and $2,624,188, respectively.) The convertible debentures proportionate allocation factor was then further allocated between the convertible debentures and the beneficial conversion feature and $1,661,310 was allocated to the beneficial conversion feature and the balance of $217,409 was allocated to the convertible debentures. The combined total value of the warrants and the beneficial conversion feature amounting to $4,285,498 has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. For the nine months ended September 30, 2008 and 2007, the Company amortized a total of $811,237 and $1,612,939, respectively. The discounts and amortization are summarized in the following table:

13 OF 39

	September 30,	December 31,
	2008	2007
BCF discount to Paid in capital	$(1,661,310)	$(1,635,061)
Warrant Discount to Paid in capital	(2,624,188)	(2,613,638)
Proceeds from convertible debentures	4,502,907	4,450,907
Subtotal	217,409	202,208

Deduct value converted to common stock	(2,896,835)	(2,393,011)
Convertible debt not subject to accretion converted to stock	(2,000)	(2,000)
Principal payments made	(57,145)	(57,145)
Balance of convertible debt not subject to accretion	(215,409)	(200,208)
Total discount to accrete	1,331,518	1,798,543

Interest expense on convertible debentures - Amortized	(1,301,024)	(993,611)
Interest expense on convertible debentures - Accrued	(118,543)	(75,777)
Convertible debt not subject to accretion	(215,409)	(200,208)
Total Current Liability	$(1,634,976)	$(1,269,596)

Defaults on Convertible Debentures

As of September 30, 2008, 53 convertible debentures totaling $1,357,031 were in default. (See “Note 16 – Subsequent Events” for further details.)

NOTE 7 - RELATED PARTY TRANSACTIONS

Loans Payable - Related Party

During the nine months ended September 30, 2008, the Company borrowed funds for operational expenses of $125,624 from related parties and each Promissory Note bears 6% annum interest rate and becomes due December 31, 2008 with the exception of one note being due November 30, 2008. In connection with the loans, the Company issued 960,341 shares of its common stock to the related parties and recognized $162,202 in financing costs.

On April 18, 2006, the Company acquired the outstanding membership interests of AI and assumed an unsecured, interest free loan payable to an officer for various cash advances, expenses paid and assets transferred to AI by the officer. The note totaling $80,950 was due on December 4, 2007 and bears interest at 6% per annum from that date. The Company is in default on this note. As of September 30, 2008, the Company has accrued a total of $4,006 in interest related to this debt.

Loans from Founder

2007: During the year ended December 31, 2007, the CEO of the Company entered into certain loan transactions with certain third parties and in turn has loaned an aggregate of $428,393 to the Company. During the year ended December 31, 2007, the Company accrued interest on the outstanding principal balance of these loans in the amount of $7,494. As a condition to the loan transactions with such third parties, the CEO has assigned or committed to assign to such third parties an aggregate of 2,948,474 of his personal shares of the Company’s common stock. During the twelve months ended December 31, 2007, the Company repaid loan amounts of $72,086 including accrued interest, and issued 600,000 shares of the Company’s common stock to third parties on behalf of the CEO in exchange for debt forgiveness from the CEO in the amount of $179,971. As of September 30, 2008, the outstanding balance of these loans was $164,405 in principal and $6,829 in accrued interest.

During the fourth quarter of 2007, the Company issued to the CEO of the Company an aggregate of $45,917 in 6% Convertible Subordinated Promissory Notes and warrants to purchase up to 114,791 shares of the Company’s common stock. The two convertible notes with balances of $40,917 and $5,000, which accrue interest at 6%, mature on October 30, 2009 and November 11, 2009, respectively. The CEO has the option, at any time prior to payment or conversion, to convert any unpaid principal and interest into shares of common stock at a price per share equal to $0.20. In addition, the notes are convertible if the Company completes an equity financing which raises proceeds of at least $3,000,000 or if the Company completes certain specified transactions. The notes include covenants and events of default which are customary for promissory notes of this nature. The notes also provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the notes are convertible. The warrants, which have an exercise price of $0.40 per share, expire on October 30, 2009 and November 11, 2009. The warrants may be exercised at any time prior to expiration and provide the CEO certain piggy-back registration rights with respect to the shares of common stock into which the warrants are exercisable. As of September 30, 2008, the outstanding balance of these notes was $45,917 in principal and $2,530 in accrued interest.

14 OF 39

2006: During 2006, the CEO of the Company advanced $20,000 to the Company on an interest-free basis. During 2006, $15,000 was repaid leaving an unpaid obligation of $5,000 as of September 30, 2008.

2005: On September 15, 2005, the Company received a loan of $80,000 from the CEO. Under the terms of the promissory note governing the loan, interest accrues at 10% per annum, with principal and interest payable on December 1, 2005. Unpaid principal and interest after December 1, 2005 is subject to additional interest of 5% in excess of the rate otherwise applicable to the unpaid balance. During 2006, the Company issued 400,000 shares of restricted common stock to repay the principal of the loan and the balance of the accrued interest does not accrue additional interest. The balance of the accrued interest payable at September 30, 2008 was $13,074.

Share issuances
During the nine months ended September 30, 2008, the Company cancelled 500,000 shares of the Company’s restricted common shares issued during 2007 in anticipation of closing a financing transaction with a related party, WinSonic Diversity, which did not materialize. The Company also cancelled 700,000 shares of the Company’s restricted common shares issued to the CEO in 2007 for certain financing transactions in excess of the correct amount of shares.

NOTE 8 – OTHER NOTES PAYABLES

On April 29, 2008, the Company entered into a loan agreement with Neighborhood Community Bank, assuming the responsibility for a loan originally entered into by Colonel McCrary Trucking, LLC and guaranteed by Winston Johnson. A loan in the amount of $500,000 was originally entered into by Colonel McCrary Trucking, LLC for working capital in preparation for the WinSonic Diversity, LLC, WinSonic Digital Media Group, Ltd. and Colonel McCrary Trucking, LLC transaction with WinSonic McCrary, LLC. Winston Johnson entered into a personal guarantee with Neighborhood Community Bank, pledging 2,000,000 of his personal shares. The Asset Purchase Agreement for the proposed transaction with WinSonic McCrary, LLC expired in accordance with its terms during first quarter 2008. Colonel McCrary Trucking, LLC defaulted on the original loan and Neighborhood Community Bank sought to collect the balance from the personal guarantee of Winston Johnson. Since the loan was originally related to a potential acquisition of the Company, Mr. Johnson transferred responsibility for the loan to the Company. As of September 30, 2008, the balance of the loan is $461,206, bears interest at 6% and matures on December 31, 2008. The Company paid the initial loan closing fees and interest payments as required, but has not made any scheduled payments since then and the loan is currently in default. The Company is in the process of filing a lien on the assets of Colonel McCrary Trucking LLC for recovery of the loan balance.

On April 30, 2008, the Company entered into a loan agreement with a group of consultants and former employees for payment of services received by the Company during the first quarter of 2008. The loan agreement reclassifies previously recorded accrued payroll and accounts payable to a note payable in the amount of $116,897 which bears interest at 6% per annum. The note provides for payments to the group as follows: $8,068 upon execution; $9,401 on May 31, 2008; $20,134 on June 30, 2008; $47,003 on July 31, 2008 and $9,401 on August 15, 2008. The balance of the note ($22,890) relates to the payroll taxes to be withheld for the employees and is payable to the Internal Revenue Service and state taxing authorities on a pro-rata basis on the same dates as the payments to the group. The Company met the first three obligations per the terms of the Note. However, the Company did not make the third quarter payments and the loan agreement had a stipulation clause for severance payments to become due and payable when the note became in default as well as the interest rate changing to 12% per annum. With the changes, as of September 30, 2008, the balance of the loan is $181,686 including accrued interest.

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

15 OF 39

On July 10, 2008, the Company entered into a Consulting Agreement with Burton Goldstein & CO., LLC for media and entertainment label and artist business development services.

On July 14, 2008, the Company and Hallmark Investments, Inc. terminated the Investment Placement Agent agreement; whereby, Hallmark would no longer have the exclusivity on securing financing for the Company. The agreement was deemed null and void as of the signing date of July 14, 2008.

On July 30, 2008, the Company entered into a Consulting Agreement with Troy Mathews for marketing product evaluation and positioning, SWOT analysis, customer analysis by product category, channel/distribution strategy, and other go-to-market strategy development.

On August 1, 2008, the Company entered into a Software Programming services contract with JECR, Inc. (“JECR”); whereby, JECR will provide 3D Social Networking Application services preparing for the First User Trial. As part of the compensation arrangements, the Company issued 150,000 shares of restricted common stock.

On August 6, 2008, the Company entered into a Consulting Agreement with IT/IS Telecom Solutions. Under the Agreement, the IT/IS team was to provide: (1) additional perspectives and insight into the overall goals and objectives driving the WDMG business plan and how the company might deal with its various corporate objectives, and (2) Subject Matter Experts (SMEs) to assist in the overall development effort. On November 12, 2008, IT/IS Telecom Solutions terminated its Agreement with the Company. As of the date of termination, the Company had never determined any Statement of Work (SOW) plans or authorized IT/IS Telecom Solutions to work on any projects.

On September 15, 2008, the Company entered into non-binding Term Sheet for a minimum of $250,000 Loan facility with the Simmons-Richardson Group to be secured by issuance of 250,000 shares of restricted common stock to be followed by a Convertible Secured Debenture Purchase Agreement upon formal execution of the agreement. This agreement is for providing bridge financing dedicated to the launch of specific revenue generating projects. Terms of the loan facility allow the investment group to appoint one director to the board of directors. These investors have commenced assisting WinSonic in recruiting and appointing key technical positions and management. (See “Note 16 – Subsequent Events” for further details.)

On September 16, 2008, the Company entered into a Rights Agreement Addendum which updated the prior March 20, 2008 agreement between WinSonic Digital Media Group, Ltd. and Blue Pie Productions Pty Ltd (“BPP”) pursuant to which BPP granted the Company an exclusive license to reproduce, commercialize, maintain and market select BPP products, goods and services such as: Distribution model, Blue Pie Sonic branding product, Blue Pie Music license product, Blue Pie and Magic Blue Creative Social networking product, Blue Pie Banner Ad and Graphic product, Magic Blue Creative web development, eCommerce and information systems, and Blue Pie Vault Digital Music Store within the United States and Canada (North America territory). The prior rights agreement is converted to a non-exclusive license for (remains thirty-six months) to sell the Blue Vault Digital stores and WinSonic will represent the Blue Pie catalogue for North America with full rights to engage and develop new markets for the exploitation of the Blue Pie digital entertainment catalogue of music, video, games, film and data. In addition, a Digital Store Agreement was executed on September 16, 2008 between Blue Vault Digital Pty, Ltd. and WinSonic Digital Media Group, Ltd and WinSonic Cable Networks, Ltd. in which Blue Vault Digital will build the “WinSonic” branded music store. In consideration for the services and rights under the amended Rights Agreement and the Digital Store Agreement, the Company agreed to pay a total of $294,000 for the Non-exclusive License rights, new WinSonic Digital Store build, hosting and database management, and training. The payment comprised of $181,000 being paid upon contract signing with the issuance of 1,645,455 shares of restricted common stock, a cash payment of $50,000 becoming due ninety days after the execution of the amended agreement, and the remaining $63,000 due quarterly over the following year for hosting and database management support charges. Of the $181,000 payment, $100,000 was classified as an Intangible asset - License rights and $81,000 was classified as Prepaid expenses.

On September 30, 2008, the Company entered into a Content Licensing Agreement between Isolation Network, Inc. (d/b/a “INgrooves and “ONE” Digital Distribution) and WinSonic Digital Media Group, Ltd. for which WinSonic will be permitted to sell permanent digital transmissions of content and be granted the non-exclusive right to sell eMasters to the End-Users. In consideration for the delivery of content files from INgrooves and ONE Digital Distribution, a total of $50,000 one time fee with $25,000 due upon execution of contract and then the remaining $25,000 due no later than ninety days thereafter.

NOTE 10 - STOCKHOLDERS’ EQUITY

Effective June 22, 2007, the Company increased the number of shares of common stock the Company is authorized to issue from 50,000,000 to 200,000,000 and increased the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 20,000,000.

During the nine months ended September 30, 2008, the Company issued 10,360,699 restricted shares of the Company’s common stock valued at $2,849,390 in connection with certain financing transactions (the costs of 1,800,000 of these shares were accrued as financing costs at December 31, 2007). In addition, approximately 19 holders of the Company’s convertible debentures were contacted and agreed in writing to convert their debentures into restricted shares of the Company’s common stock at $0.20 per share (See “Note 6 – Convertible Debentures” for further details regarding these conversions.). Based on these agreements, the Company converted $503,825 of principal and $31,438 of accrued interest on these debentures in exchange for the issuance of 2,676,633 restricted shares of the Company’s common stock.

16 OF 39

During the nine months ended September 30, 2008, the Company issued an aggregate of 2,235,000 restricted shares valued at $541,600 of its common stock as payment for consulting services.

During the nine months ended September 30, 2008, the Company issued 1,645,455 restricted shares valued at $181,000 of its common stock as partial consideration of $100,000 in license rights and $81,000 as payment of store build and hosting support charges.

During the nine months ended September 30, 2008, the Company issued an aggregate of 1,500,000 restricted shares valued at $465,000 of its common stock in connection with the DVerb acquisition (See “Note 3 - Mergers and Acquisitions”).

During the nine months ended September 30, 2008, the Company issued 851,666 and 1,035,534 restricted shares of the Company’s common stock in connection with the exercise of stock options and warrants, respectively. The proceeds from the exercise of these options and warrants totaled $315,623.

During the nine months ended September 30, 2008, the Company issued an aggregate of 1,537,962 restricted shares valued at $538,287 of its common stock as payment for employee salaries and 1,325,000 restricted shares of its common stock valued at $168,750 as payment for employee bonuses.

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

The Company also issued 2,076,521 to Rosemary Nguyen pursuant to a settlement agreement (See “Note 11- Summary of Legal Proceedings”).

The following table summarizes, by date, the stock transactions for the nine months ended September 30, 2008:

		Price per	Cost of
Date of Share Issuance	Shares	Share	Shares

Shares issued in connection with certain financing transactions:
01/02/2008	25,000	0.61	$15,250
01/02/2008	175,000	0.51	89,250
01/09/2008	500,000	0.60	300,000
01/15/2008	375,000	0.46	172,500
01/15/2008	725,000	0.51	369,750
01/15/2008	500,000	0.19	95,000
04/02/2008	40,000	0.30	12,000
04/07/2008	1,831,860	0.25	457,965
04/07/2008	88,589	0.39	34,550
04/08/2008	175,000	0.34	59,500
04/08/2008	1,236,243	0.38	469,772
04/09/2008	44,471	0.39	17,343
05/14/2008	225,000	0.38	84,000
06/02/2008	207,600	0.24	49,824
06/10/2008	66,353	0.29	19,242
06/10/2008	869,329	0.20	173,866
06/17/2008	300,000	0.20	60,000
06/23/2008	150,000	0.19	28,500
06/26/2008	300,000	0.17	51,000
08/26/2008	532,780	0.12	63,935
08/28/2008	243,817	0.12	29,258
08/29/2008	280,532	0.12	33,664
08/31/2008	500,000	0.12	60,000
09/04/2008	750,000	0.11	82,500
09/19/2008	100,000	0.10	10,000
09/29/2008	119,125	0.09	10,721
	10,360,699		$2,849,390
Shares issued for payment of loan interest:
01/15/2008	3,994	0.48	1,917

Shares issued for conversion of convertible debentures:
01/02/2008	60,038	0.20	$11,945
01/15/2008	105,507	0.20	21,101
03/11/2008	2,064,332	0.20	412,866
04/02/2008	388,483	0.20	77,696
04/10/2008	58,273	0.20	11,655
	2,676,633		$535,263
Shares issued for payment of consulting services:
01/02/2008	250,000	0.46	$115,000
01/02/2008	100,000	0.50	50,000
02/14/2008	100,000	0.38	38,000
04/02/2008	150,000	0.64	96,000
05/15/2008	150,000	0.35	52,500
06/10/2008	300,000	0.20	60,000
08/05/2008	150,000	0.15	22,500
08/27/2008	200,000	0.11	22,000
09/04/2008	485,000	0.11	53,350
09/29/2008	350,000	0.09	32,250
	2,235,000		$541,600
Shares canceled that were previously issued for 2006 acquisitions:
03/28/2008	(1,146,593)	0.001	$(1,147)
Shares issued in connection with DVerb acquisition:
04/24/2008	1,500,000	0.31	$465,000
Shares issued in connection with exercise of warrants:
01/10/2008	500,000	0.40	$200,000
03/11/2008	420,534	0.20	84,106
04/11/2008	115,000	0.20	23,000
	1,035,534		$307,106
Shares issued in connection with exercise of stock options:
01/23/2008	150,000	0.01	$1,500
03/28/2008	500,000	0.01	5,000
04/11/2008	100,000	0.01	1,000
04/16/2008	35,000	0.01	350
04/23/2008	33,333	0.01	333
06/30/2008	33,333	0.01	334
	851,666		$8,517

Shares issued for employee bonus:
03/28/2008	575,000	0.15	$86,250
09/04/2008	750,000	0.11	82,500
	1,325,000		$168,750
Shares issued for employee compensation:
05/20/2008	1,113,633	0.35	389,772
06/04/2008	424,329	0.35	148,515
	1,537,962		$538,287
Shares issued for funds:
07/23/2008	100,000	0.10	$10,000
07/24/2008	500,000	0.10	50,000
07/25/2008	100,000	0.10	10,000
08/26/2008	500,000	0.10	50,000
	1,200,000		$120,000

Shares issued in error:
02/01/2008	(500,000)	0.001	$(500)
03/28/2008	(700,000)	0.001	(700)
	(1,200,000)		$(1,200)

Shares issued for license rights and prepaid expenses:
	1,645,455	0.11	$181,000
09/16/2008	1,645,455		$181,000

Shares issued for legal settlement:
01/23/2008	2,076,521	0.45	$934,435

17 OF 39

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

The following table summarizes the Company’s warrant activities for the period from January 1, 2008 to September 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2007	18,803,708	0.28
Warrants issued	730,000	0.24
Warrants exercised	(1,035,534)	(0.30)
Warrants expired	(941,250)	(0.29)
Balance as of September 30, 2008	17,556,924	$0.28

These warrants have expiration dates between October 11, 2008 and July 26, 2010.

In addition, the Company has issued warrants in connection with certain consulting agreements. The following table summarizes the Company’s warrant activities related to consulting agreements from January 1, 2008 to September 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2007	1,052,354	$0.32
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	(350,000)	(0.70)
Balance as of September 30, 2008	702,354	$0.14

These warrants have expiration dates between January 31, 2009 and September 10, 2009.

18 OF 39

NOTE 11 - SUMMARY OF LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

An estimated liability of $268,870 and $1,213,225 for legal settlements was recorded as of September 30, 2008 and December 31, 2007, respectively. Included in the estimated liability for legal settlements as of September 30, 2008 is a general accrual of $148,870 for claims threatened and not yet filed. Other than as described below and in “Note 15 - Subsequent Events”, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

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

Yellowbrix, Inc. vs. Media and Entertainment.com (Superior Court of CA, Los Angeles County - complaint filed September 16, 2004)

This is a collection suit for $19,800. The disputed amount was expensed in general and administrative expense in 2004 and accrued within accounts payable of the Company as of September 30, 2008.

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

Dell Marketing, LP vs. WinSonic Holdings, Ltd. (District Court of Travis County, Texas - complaint filed December 13, 2004)

On or about April 17, 2006, the Company was notified of a default judgment rendered against it in a collection suit in Travis County, Texas in the amount of $474,285 plus $90,000 in attorney fees. The entire amount of the judgment and attorney’s fees have been expensed as a general and administrative expense and accrued within accounts payable as of September 30, 2008.

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

19 OF 39

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

Context Ventures, Inc. v. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, State of Georgia)

This is an action for garnishment against the Company based on an alleged debt of $240,000 owed by the Company’s CEO, Winston Johnson. The Company defaulted on responding to the garnishment action, which opened the Company to liability for payment of Mr. Johnson’s alleged debt. On October 3, 2007, the Company moved to open the default. Context Ventures, Inc. opposed the opening of the default on January 11, 2008. The Company files amended answers every 45 days to the garnishment action to update the Court regarding the status of Mr. Johnson’s employment compensation. As of the date of this filing, no other significant action has been taken in this matter, but an amended agreement is in process for mid October, 2008 for the reduced debt amount and payment terms.

20 OF 39

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

NOTE 12 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2008, the Company has had accumulated losses of $48,962,766 from operations since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 5, 2005, the Company entered into a binding offer letter with Eric Young, as Chief Operating Officer and Chief Financial Officer. Under the terms of his employment, Mr. Young was to receive a base salary and certain stock options, in each case, as set forth in the offer letter. As was disclosed on the Company’s Form 8-K filed on August 24, 2006, Mr. Young resigned on August 1, 2006 to pursue other opportunities. Thereafter, Mr. Young filed suit against the Company concerning the number of options that vested upon his resignation and the expiration of the exercise period of said options. See “Note 9 – Summary of Legal Proceedings”

Effective June 6, 2006, Joseph Morris succeeded Eric Young as Chief Operating Officer of the Company. Previously, Mr. Morris served as Chief Operating Officer of AI, which was acquired on April 18, 2006.  Mr. Morris' initial base salary was $150,000 per annum. As an employment incentive, Mr. Morris was granted stock options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Morris was granted stock options to purchase 100,000 of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12 th per month for twelve months. The fair value of the options granted totaled $53,329. On March 12, 2007, Mr. Morris’ base salary was increased to $200,000 per annum and he was granted additional stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, on March 12, 2007, Mr. Morris was granted additional stock options to purchase 400,000 shares of the Company's common stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% will vest at the rate of 1/12 th per month for twelve months. The fair value of the additional options granted totaled $232,441. Effective December 7, 2007, Joseph Morris resigned from the Company as Chief Operating Officer.

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

Effective August 8, 2006, Jeffrey L. Burke was hired as Executive Vice President of the Company. Mr. Burke's base salary was $270,000 per annum. As an employment incentive, Mr. Burke was granted stock options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01, of which 1/3 vested immediately, 1/3 at the closing of the next round of funding, and the remaining 1/3 when the Company’s common stock resumed trading on the OTCBB. Additionally, Mr. Burke was granted options to purchase 500,000 of the Company's Common Stock at an average price of $1.00 per share, of which 10% vested immediately and the remaining 90% vested at the rate of 1/12 th per month for twelve months and subject to the implementation of the Company’s 2008 Employee Option Plan. The fair value of the options granted totaled $481,492. Effective December 13, 2007, Jeffrey Burke resigned from the Company as Executive Vice President.

21 OF 39

The Company is still in the process of negotiating the final separation agreement with Mr. Burke.

Following Mr. Morris’ resignation, effective December 16, 2007, the Company appointed Bobby Reed to the position of Vice President of Operations. Mr. Reed’s base salary was $180,000 per annum. As an employment incentive, Mr. Reed was granted stock options to purchase 400,000 shares of the Company’s common stock at fair value in the Company’s 2008 option plan when the plan is created and approved. For accounting purposes, management has treated the options similar to the $1.00 options previously issued to employees. The options granted vested 10% immediately and the remaining 90% vested at the rate of 1/12 th per month for twelve months. The fair value of the options granted totaled $184,400. Effective April 21, 2008, Mr. Reed’s position was eliminated.

The Company has negotiated a separation agreement with Mr. Reed. The separation agreement provided for the Company to pay Mr. Reed $13,457 in the form of stock on May 1, 2008 (certificate was issued), $13,457 in equal monthly installments beginning January 2009, $12,753 on June 30, 2008, $12,423 on July 31, 2008 and $12,423 on August 31, 2008. In addition the severance agreement provides Mr. Reed the opportunity to exercise $400,000 of his options that were previously granted to him. As of September 30, 2008, the Company has not made an installment payment.

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

Payroll and Sales Tax Liabilities

Automated Interiors has not remitted its sales taxes for 2006, 2007 and 2008. In addition, the Company and its subsidiaries have not remitted payroll taxes withheld from their employees’ checks and the companies’ matching portion to the Internal Revenue Service and various state taxing authorities. The Company has accrued interest and penalties up to and including September 30, 2008. Sales tax payable as of September 30, 2008 total $145,883 (including penalties and interest) is included in the accompanying balance sheet in the line item “Accounts payable and accrued expenses”. Total payroll taxes withheld and Company matching amounts as of September 30, 2008 totaled $2,171,047 (including penalties and interest of $360,000). This amount is included in the accompanying balance sheet in the line item “Accrued payroll and related taxes”.

These liabilities, until paid, will continue to increase by additional penalties and interest accruals. The Company is currently in negotiations with the taxing authorities to establish payment plans. Effective July 1, 2008, all payroll taxes are being appropriately withheld per pay period and the tax deposits are being held in a designated payroll account for timely remittance.

22 OF 39

Lease Agreements

Centennial Tower Office Lease Agreement

On October 12, 2005, the Company entered into a 132 month commercial lease agreement effective as of November 1, 2005 with Atlanta Centennial, LLC for approximately 9,415 square feet of rentable space. The space is located in Suite 2600 on the 26 th floor of the Centennial Tower, located at 101 Marietta Street in Atlanta, Georgia and is used as the Company’s corporate headquarters to house its executives and general, clerical and administrative personnel.

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

Additionally, on June 22, 2006, the Company entered into a two-year lease agreement with JT Communications, LLC for the exclusive right to use a cabinet and the non-exclusive right to use the office space located on JT Communications’ premises on the 5 th floor of 55 Marietta Street in Atlanta, Georgia. The term of the lease commenced on July 1, 2006 and expires on June 30, 2008; however, it is subject to automatic renewals for a one-year periods on the same terms and conditions, unless the Company notifies JT Communications that it does not want to renew. The Company abandoned the office space in May of 2007 and will be responsible for the lease through June 30, 2008. As of September 30, 2008, $16,689 is due and payable.

ProLogis-Macquarie U.S. LLC Office Lease Agreement

On May 23, 2007, AI entered into a Lease Agreement with ProLogis-Macquarie U.S. LLC for approximately 11,006 square feet of rentable space located at 5290 Westgate Drive Suite B, Atlanta, Georgia 30336. The lease commenced on June 1, 2007 and continues through May 31, 2012. AI planned to use the space to house its Logistics Management Center and for training purposes. Under the lease, AI is obligated to pay base monthly rents of $2,430 per month in the first year, $2,503 per month in the second year, $2,579 per month in the third year, $2,656 per month in the fourth year and $2,736 per month in the fifth year. During the third quarter of 2007, AI abandoned the space and will be responsible for the lease until the space is leased to another party. During the third quarter of 2008, a restructuring charge of $163,504 was recorded related to the outstanding obligation.

Landquest IV, LLC Office Lease Agreement

In June 2007, the Company entered into a Lease Agreement with Landquest IV, LLC for approximately 2,490 square feet of rentable space located at 3560 Camp Creek Parkway, Suite 130, East Point, Georgia 30344. The lease commences in October 2007 and continues through September of 2012. The Company has abandoned the space, which it originally intended to use for retail sale of electronic equipment. Under the lease, the Company is obligated to pay base monthly rents of $5,810 per month. During the third quarter of 2008, a restructuring charge of $361,019 was recorded related to the outstanding obligation.

23 OF 39

As of September 30, 2008, approximate future commitments under the Company’s leases are as follows:

Year	Amount
2008	$228,263
2009	778,549
2010	791,377
2011	804,595
2012	794,860
2013 through 2017	2,789,053
Total	$6,186,697

Rent expense totaled $527,240 and $470,169 for the nine months ended September 30, 2008 and 2007, respectively.

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

The following tables summarize segment information for the periods ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$-	$-	$91,861	$-	$-	$91,861
Gross profit	-	(215,182)	20,030	-	1,649	(193,503)
Operating expenses	47,892	4,703	130,598	62,122	939,489	1,184,804
Loss from operations	(47,892)	(219,885)	(110,568)	(62,122)	(937,840)	(1,378,307)
Net loss	(47,907)	(220,014)	(644,307)	(69,022)	(1,509,695)	(2,490,945)

Total assets	(627,593)	(2,028,534)	(133,234)	(173,890)	5,434,410	2,471,159

	Three Months Ended September 30, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$7,027	$-	$219,654	$-	$6,500	$233,181
Gross profit	3,700	(179,306)	(601,800)	-	5,494	(771,912)
Operating expenses	101,929	49,966	462,137	-	1,268,862	1,882,894
Loss from operations	(98,229)	(229,272)	(1,063,937)	-	(1,263,368)	(2,654,806)
Net income (loss)	(98,229)	(229,898)	(1,082,625)	-	(5,281,663)	(6,692,415)

Total assets	(101,046)	(1,063,352)	1,262,592	-	2,469,651	2,567,845

24 OF 39

	Nine months ended September 30, 2008
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$2,567	$-	$508,187	$-	$-	$510,754
Gross profit	1,781	(412,309)	43,336	-	-	(367,192)
Operating expenses	245,235	11,366	416,546	583,889	2,874,391	4,131,427
Loss from operations	(243,454)	(423,675)	(373,210)	(583,889)	(2,874,391)	(4,498,619)
Net loss	(243,471)	(423,803)	(925,536)	(602,346)	(5,939,059)	(8,134,215)

Total assets	(627,593)	(2,028,534)	(133,234)	(173,890)	5,434,410	2,471,159

	Nine months ended September 30, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$14,530	$4,000	$1,343,835	$-	$6,500	$1,368,865
Gross profit	6,770	(1,020,402)	(408,641)	-	5,494	(1,416,779)
Operating expenses	300,503	103,257	1,347,026	-	3,909,759	5,660,545
Loss from operations	(293,733)	(1,123,659)	(1,755,667)	-	(3,904,265)	(7,077,324)
Net income (loss)	(293,732)	(1,124,286)	(1,778,615)	-	(10,225,531)	(13,422,164)

Total assets	(101,046)	(1,063,352)	1,262,592	-	2,469,651	2,567,845

NOTE 15 – RESTRUCTURING AND IMPAIRMENT CHARGES

The Company abandoned two facilities (see NOTE 13 - COMMITMENTS AND CONTINGENCIES, Lease Agreements) as part of its cost reduction program implemented in 2008. This action resulted in a restructuring charge of approximately $524,523 in the third quarter of 2008 related to lease commitments. The Company has not made any payments in 2008 and does not expect to make any payments until the third quarter of 2009.

Amount
Balance as of December 31, 2007	$-
Q3 2008 restructuring charge	524,523
Q3 2008 payments	-
Balance as of September 30, 2008 (unaudited)	$524,523

NOTE 16 - SUBSEQUENT EVENTS

Defaults on Convertible Debentures

As of November 12, 2008, the Company had contacted most of the Investor Convertible noteholders, and 19 of the Company’s convertible debentures had matured without conversion, extension, or repayment and were in default totaling $914,517.

Defaults on Loan Payable

As of November 12, 2008, the Company had contacted most of the Loan noteholders, the majority of which executed note admendments extending the maturity dates, and only 5 of the Company’s loan payable notes were in default totaling $127,124.

Defaults on Note Payable

On October 21, 2008 the Company received a notice from the State Court of Fulton County for Lasier et al v. WinSonic Digital Media Group, Ltd. Civil File Action No. 08VF004614F, for a court date of November 18, 2008. As of July 1, 2008, the Company became in default on the First Philadelphia Group (“Group’) loan agreement with a group of consultants and former employees for payment of services received by the Company during the first quarter of 2008. The amounts in default are for the payments (and interest) due for the principal sums of $20,134 on June 30, 2008, $47,003 on July 31, 2008 and $9,401 on August 15, 2008 and with estimated additional amount being due for $100,750 per the default clause in the loan agreement. The Company has been in discussion with the “Group” stating its intentions to make final payments upon funding.

Stock Activity

Since September 30, 2008, the Company has not issued or committed to issue any shares of its restricted common stock.

25 OF 39

Material Agreements

During October 2008, the Company has entered into numerous Memorandum of Understanding Agreements (“MOU”) in connection with securing revenue contracts (hosting digital ready service), developing company business plans, and other business development activities.

On October 14, 2008, the Company entered into a confidential Term Sheet with Kaival, LLC for cash investment funds of $1,500,000 and a revolving Line of Credit for $5,000,000. A total of 20,000,000 shares of Common and Preferred Stock will be issued in addition to the repayment terms of the Line of Credit with an annum interest rate of prime plus one percent, two designated board seats, and a business strategy person to be involved in the business decisions involving finance and marketing.

On October 15, 2008, the WinSonic Digital Cable Networks, Ltd. entered into a Mutual Confidentiality Agreement (MCA) with Net-Structure Asset Management Solutions, LLC to explore one or more business relationships or transactions together.

On October 15, 2008, the Company entered into a Consulting Agreement with Jumpstart Marketing, Inc.; whereby, Jumpstart will act as a consultant to WinSonic assisting with the procurement of digital catalog content databases enabling WinSonic to market downloadable or streaming music, software, video games, movies, television shows, etc. to the consumer and commercial markets.

On October 15, 2008, there was an amended agreement for Context Ventures, Inc. v. WinSonic Digital Media Group, Ltd. (State Court of Fulton County, State of Georgia). This is an action for garnishment against the Company based on an alleged debt of $240,000 owed by the Company’s CEO, Winston Johnson. The Company defaulted on responding to the garnishment action, which opened the Company to liability for payment of Mr. Johnson’s alleged debt. On October 3, 2007, the Company moved to open the default. Context Ventures, Inc. opposed the opening of the default on January 11, 2008. The Company files amended answers every 45 days to the garnishment action to update the Court regarding the status of Mr. Johnson’s employment compensation. Within ten days of the execution of the revised agreement, dated October 15, 2008, Mr. Johnson and Mr. Hoover will file a consent order in the Georgia Action for the settlement agreement on the shares of stock. This agreement states the reduced debt amount for a total of $240,000 and payment terms for $80,000 each due on October 30, 2008, November 30, 2008, and December 30, 2008.

On October 17, 2008, the Company entered into a Convertible Secured Debenture Purchase Agreement (replaced the initial non-binding Term Sheet dated September 15, 2008) for a minimum of $250,000 investment funding. This agreement is for providing bridge financing dedicated to the launch of specific revenue generating projects. Terms of the loan facility allow the investment group to appoint one director to the board of directors. These investors have commenced assisting WinSonic in recruiting and appointing key technical positions and management. In addition, the Company has committed to reserving 2,083,333 shares of common stock for the issuance upon conversion of the Convertible Debenture and 2,083,333 shares of common stock for issuance upon exercise of the Warrants.

On November 3, 2008, the Company entered into a Consulting Agreement with Viard Consulting Services to assist in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Viard Consulting Services is a global consulting and internal audit firm composed of experts specializing in compliance, risk and advisory services. The services to be provided under this Agreement include, but are not limited to the following:
1)	Identify the various business cycles of the Company’s various business cycles and conduct a risk assessment on each cycle.
2)	Conduct a full review of the management governance process.
3)	Assemble a project team to conduct an evaluation of the project
4)	Define significant processes, materiality and fraud.
5)	Document and evaluate internal control at the entity-wide level.
6)	Help management develop policies and procedures
7)	Document and evaluate procedures and processes at transaction level
8)	Evaluate overall the effectiveness of internal controls.
9)	Develop independent testing procedures.
10)	Execute testing procedures.
11)	Identify deficiencies.
12)	Establish a remediation plan and coordinate implementation thereof.
13)	Conduct re-testing as required.
14)	Summarize findings and report to the Board of Directors and management as required.
15)	Assist management with questions raised by the external auditors

On November 12, 2008, IT/IS Telecom Solutions terminated its Agreement with the Company. As of the date of termination, the Company had never determined any Statement of Work (SOW) plans or authorized IT/IS Telecom Solutions to work on any projects.
Previously, On August 6, 2008, the Company entered into a Consulting Agreement with IT/IS Telecom Solutions. Under the Agreement, the IT/IS team was to provide: (1) additional perspectives and insight into the overall goals and objectives driving the WDMG business plan and how the company might deal with its various corporate objectives, and (2) Subject Matter Experts (SMEs) to assist in the overall development effort.

26 OF 39

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

As a “development stage company” the Company has not commenced material commercial operations. As of September 30, 2008, the Company has recorded $2,853,055 of revenue since inception. During the three and nine month periods ended September 30, 2008, the consolidated operations of the Company yielded revenue of $91,861 and $510,754, respectively.

General

The 2007 fiscal year was a year of transition for us as we integrated the various companies we acquired and/or merged with during prior periods, continued the development of our Digital Media Group product offerings, restructured certain of our senior management team and raised additional working capital to continue to fund our operations for the period.

27 OF 39

Based on the actions taken in 2008, we believe we are now positioned in 2009 to capitalize on our relationships in the entertainment and communication industries to own and control the digital rights and distribution of as much music and video content as possible. In addition, we plan to leverage our preferential communication licenses, interconnection, co-location, and wholesale pricing agreements with global service providers to reliably and cost effectively distribute its digitally formatted voice, video and data products and services. We also plan to fully protect our developing intellectual property and Internet– based browser applications and once ready for market, allow us to capitalize on the rapidly expanding social networking, virtual reality and e-commerce markets.

Consolidated Results of Operations

The following table includes the consolidated information for the operations of the Company for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$91,861	$233,181	$510,754	$1,368,865
Gross profit	(193,503)	(771,912)	(367,192)	(1,416,779)
Expenses	1,184,804	1,882,894	4,131,427	5,660,545
Operating loss	(1,378,307)	(2,654,806)	(4,498,619)	(7,077,324)
Other income/(expense), net	(1,112,638)	(4,037,609)	(3,635,596)	(6,344,840)
Net loss	(2,490,945)	(6,692,415)	(8,134,215)	(13,422,164)
Loss per basic and diluted common share	$(0.03)	$(0.12)	$(0.10)	$(0.26)

Consolidated results of operations for the three months ended September 30, 2008 generated $91,861 in revenues, representing a 61% decrease from the reported $233,181 in revenues for the same period in 2007. All of the 2008 revenue was derived from our Integrated Services Group activities consisting of Automated Interiors and Tytess which was comparable to the same period in 2007. The decrease in revenues for the three months ended September 30, 2008 as compared to the same period in 2007 is related to suspending all work on construction projects for Tytess and a decrease in revenues for Automated Interiors. For the three months ended September 30, 2007, Tytess generated $64,382 in revenue and none for the same period in 2008. Automated Interiors revenues declined from $155,272 in 2007 to $91,861 in 2008, as AI still faces the cash flow and staffing challenges that have prevented it from being able to complete jobs to allow for greater revenue recognition in 2008. Digital Store revenues were $7,027 in 2007 and Corporate Group had revenue of $6,500 in 2007.

The aggregate net loss for the nine months ended September 30, 2008 was $8,134,215 compared to a loss of $13,422,164 for the same period in 2007. Of this 2008 amount, $883,804, or 11% of the total, was derived from our Integrated Services Group, which included a restructuring charge of $524,523 for two leased facilities. The balance was generated through our (1) Digital Media Group which generated a loss of $424,471 of the total (2) our Digital Distribution Network Group, which generated a loss of $423,803, of the total, (3) our WinSonic Diversity Group, which generated a loss of $602,346 and (4) our Corporate Group which generated a loss of $5,828,700.

Operating Expenses

As further detailed below, $4,131,427 in the operating expenses for the nine months ended September 30, 2008, includes $1,448,853 in non-cash accruals and one-time items (bad debt expense, stock-based compensation, consulting and depreciation). With the termination of certain personnel during the fourth quarter of 2007 and first quarter of 2008, adjustment of salaries on a going-forward basis and the elimination of certain non-essential expenses, the current plan for monthly average operating expense is estimated to be $240,000, prior to legal expenses and audit retainers, which would be a decrease from the 2007 monthly average of $915,000. Operating expenses decreased from second quarter 2008 by 26% or $422,547 to $1,184,804 for the three months ended September 30, 2008, and compared to $1,882,894 for the same period in the prior year, representing a decrease of 37%. The decrease was comprised of a decrease in payroll expense, partially offset by higher consulting and contract services, depreciation and amortization expense, as further discussed below.

28 OF 39

A breakdown of consolidated operating expenses for the three and nine month periods ended September 30, 2008 and 2007 is set forth below.

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
Selling, general and administrative	$709,175	$770,877	$2,139,183	$1,060,264
Research and development	35,209	27,975	112,383	47,381
Payroll expense - SG&A	424,995	1,055,674	1,754,005	4,384,961
Payroll expense - R&D	-	38,808	78,046	154,218
Depreciation and amortization expense	15,425	(10,440)	47,810	13,721
Total Operating Expenses	$1,184,804	$1,882,894	$4,131,427	$5,660,545

Selling, general and administrative expense

SG&A expense increased by $1,078,919 for the nine months ended September 30, 2008 compared to the same period in 2007, primarily higher consulting and contract service fees, including non-cash compensation costs, and general office expenses.

Included in SG&A expense for the nine months ended September 30, 2008 is bad debt expense of $550,239. Bad debt expense is a non-cash expense item, related to the recognition of uncollectible accounts receivable for Automated Interiors and a $450,000 write-off of a receivable from Colonel McCrary Trucking, LLC.

Research and development expense

R&D expenses for the nine months ended September 30, 2008 were related to the Digital Media Group activities, including consulting costs, in preparation of the planned commercial launch of our social networking web environment.

Payroll expense – SG&A and R&D

Payroll expense decreased $2,707,128 during the nine months ended September 30, 2008 compared to the same period in 2007. The decrease is related to a decrease in stock based compensation and an overall decrease in employees due to initiatives begun in the last half of 2007 and up through second quarter 2008.

Monthly payroll expense averaged $328,000 for the year-ended December 31, 2007 and for the last two quarters of 2007 the average was approximately $264,000 per month. The average was lower towards the end of the year due to the elimination of certain personnel and the elimination of the deferred payroll accrual. Payroll and payroll related expenses are $1,832,051 for the first three quarters of 2008 (trending toward a monthly average of $153,000), due to the personnel changes and the adjustment of salaries that was implemented on January 4, 2008.

SFAS 123(R) requires the Company to recognize expense for the fair value of the options granted over the vesting period as additional payroll expense. Pursuant to SFAS 123(R), the Company recognizes the expense of employee incentive options that vest during the reporting period.  Stock based compensation, a non-cash expense, incurred during the nine months ended September 30, 2008 was $487,704 compared with $1,626,001 for the same period in the prior year. On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. All options granted prior to that date were fully vested and expensed as of December 31, 2007. The expense for options that have vested during the nine months ended September 30, 2008 relate only to the options that have been granted subsequent to December 31, 2007.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2008 totaled $15,425 compared to $11,000 (pre-adjustment) for the same period in 2007 and is a non-cash expense related to historical capital asset purchases. In the third quarter of 2007 there was a $(21,440) adjustment to depreciation to remove personal vehicles from AI’s records. Depreciation associated with WDCSN has been reclassified and is in the Cost of Operations of $57,886 for the nine months ending September 2008.

Other Income/(Expense)

Other income/(expense) totaled $(1,112,638) for the three months ended September 30, 2008 compared to $(4,037,609) during the same period in 2007. Other income/(expense) was comprised of primarily non-cash items. The consolidated breakdown of other income/(expense) for the three and nine months ended September 30, 2008 and 2007 is provided for below.

29 OF 39

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Other income/(expense):
Interest expense	$(486,102)	$(3,241,239)	$(3,056,026)	$(5,647,111)
Interest expense - related party	(4,769)	(41,824)	(12,125)	(116,683)
Legal settlement cost	(100,750)	(1,100,000)	(100,750)	(1,160,000)
Unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities	3,506	345,454	57,831	579,337
Other Expense	(524,523)	-	(524,526)	(383)
Total other income/(expense)	$(1,112,638)	$(4,037,609)	$(3,635,596)	$(6,344,840)

Interest expense and related-party interest expense totaled $490,871 during the three months ended September 30, 2008 compared to $3,283,063 during the same period in 2007 and is comprised of non-cash items. The interest expense relates to the required accounting treatment for discounted convertible debt with detachable warrants and shares or additional warrants issued in connection with financing transactions. The increase is related to higher finance costs related to shares issued in financing transactions offset by lower accretion of the discount on convertible debt with detachable warrants.

Under GAAP, the Company is required to record the warrants and the embedded derivative of the related convertible debentures as liabilities. Changes in the value of these liabilities are reflected on the Company’s income statement as “Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities.” For the three months ended September 30, 2008, the Company recorded an unrealized gain of $3,506 compared to an unrealized gain of $345,454 for the same period in 2007 from the adjustment of these liabilities. The decrease in gain for the three months ended September 30, 2008 compared to the same period in 2007 is related to the prior year liability adjustments during that period.

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

The table below identifies the consolidated total expenses and total other income/(expense) by cash and non-cash expenses.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Unaudited	Cash	Non-Cash	Total	Cash	Non-Cash	Total

Total expenses	$811,640	$373,164	$1,184,804	$1,228,603	$654,291	$1,882,894
Total other income/(expense)	-	(1,112,638)	(1,112,638)	-	(4,037,609)	(4,037,609)
Total	$811,640	$1,485,802	$2,297,442	$1,228,603	$4,691,900	$5,920,503

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
Unaudited	Cash	Non-Cash	Total	Cash	Non-Cash	Total

Total expenses	$2,682,574	$1,448,853	$4,131,427	$3,854,973	$1,805,572	$5,660,545
Total other income/(expense)	(3)	(3,635,593)	(3,635,596)	(383)	(6,344,457)	(6,344,840)
Total	$2,682,577	$5,084,446	$7,767,022	$3,855,356	$8,150,029	$12,005,385

30 OF 39

Business Segment Results of Operations

The following tables include the separate and consolidated business segment information for the operations of the Company for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Digital	Digital	Integrated	WinSonic
(Unaudited)	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$-	$-	$91,861	$-	$-	$91,861
Gross profit	-	(215,182)	20,030	-	1,649	(193,503)
Operating expenses	47,892	4,703	130,598	62,122	939,489	1,184,804
Loss from operations	(47,892)	(219,885)	(110,568)	(62,122)	(937,840)	(1,378,307)
Net loss	(47,907)	(220,014)	(644,307)	(69,022)	(1,509,695)	(2,490,945)

	Three Months Ended September 30, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$7,027	$-	$219,654	$-	$6,500	$233,181
Gross profit	3,700	(179,306)	(601,800)	-	5,494	(771,912)
Operating expenses	101,929	49,966	462,137	-	1,268,862	1,882,894
Loss from operations	(98,229)	(229,272)	(1,063,937)	-	(1,263,368)	(2,654,806)
Net income (loss)	(98,229)	(229,898)	(1,082,625)	-	(5,281,663)	(6,692,415)

	Nine months ended September 30, 2008
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$2,567	$-	$508,187	$-	$-	$510,754
Gross profit	1,781	(412,309)	43,336	-	-	(367,192)
Operating expenses	245,235	11,366	416,546	583,889	2,874,391	4,131,427
Loss from operations	(243,454)	(423,675)	(373,210)	(583,889)	(2,874,391)	(4,498,619)
Net loss	(243,471)	(423,803)	(925,536)	(602,346)	(5,939,059)	(8,134,215)

	Nine months ended September 30, 2007
	Digital	Digital	Integrated	WinSonic
	Media	Distribution	Services	Diversity	Corporate
	Group	Group	Group	Group	Group	Total
Revenue	$14,530	$4,000	$1,343,835	$-	$6,500	$1,368,865
Gross profit	6,770	(1,020,402)	(408,641)	-	5,494	(1,416,779)
Operating expenses	300,503	103,257	1,347,026	-	3,909,759	5,660,545
Loss from operations	(293,733)	(1,123,659)	(1,755,667)	-	(3,904,265)	(7,077,324)
Net income (loss)	(293,732)	(1,124,286)	(1,778,615)	-	(10,225,531)	(13,422,164)

Digital Media Group

For the three months ended September 30, 2008, Digital Media Group included the operations of the Digital Store and the R&D activities related to the Digital Media Group’s preparation of the planned commercial launch of its social networking web environment. The increase in operating expenses for the Digital Media Group is primarily related to the increase in R&D activities.

Digital Distribution Group

During late 2006, the Company accelerated its preparation to begin full operation of its Network. The costs incurred during the three months ended September 30, 2008 represent the personnel and facilities costs associated with those efforts. Since the Network did not achieve full operations in 2007, the Company eliminated certain non-essential personnel during 2007. In addition, on January 4, 2008, the Company implemented further personnel changes and made certain salary adjustments to further cut the costs associated with the Digital Distribution Group. These cost reductions are reflected in the operating expenses for the three months ended September 30, 2008. The Company will increase personnel, as needed, when the Digital Distribution Group becomes fully operational.

31 OF 39

Integrated Services Group

The decrease in revenues for the three months ended September 30, 2008 as compared to the same period in 2007 is related to suspending all work on construction projects for Tytess and a decrease in revenues for Automated Interiors. For the three months ended September 30, 2007, Tytess generated $64,382 in revenue and none for the same period in 2008. Automated Interiors revenues declined from $155,272 in 2007 to $91,861 in 2008, as AI still faces cash flow and staffing challenges that have prevented it from being able to complete jobs to allow for greater revenue recognition in 2008. The decrease in revenues for Tytess has been a result of construction being halted due to projected cost over-runs and the expanded completion time frames estimated to perform the contracts. Since Tytess uses the percentage of completion method for revenue recognition, no further revenue could be recognized until construction resumes, which has not happened. In addition, Automated Interiors encountered a slow-down during the last half of 2007 in its revenue due to cash flow and staffing challenges and has been unable to complete jobs to allow for revenue recognition. The situation has continued in 2008. Since Automated Interiors recognizes revenue on the completed contract method, it is necessary to complete the project to recognize any revenue associated with the project, regardless of how close to completion the project actually is or how much cash has actually been received on the project.

The gross margin for Automated Interiors for the three months ended September 30, 2008 was $20,030, compared to $52,852 in the second quarter and a negative $29,546 in the first quarter. Automated Interiors continues to have cash flow and staffing challenges which have not allowed it to timely complete jobs to allow for revenue recognition.

Total operating costs have decreased for the three months ended September 30, 2008 compared to the same period in 2007. The decrease is primarily comprised of $87,258 for Tytess and the balance is related to Automated Interiors. Since Tytess has suspended all work on its construction projects, the Company has terminated all general and administrative employees and eliminated all related costs. The decrease for Automated Interiors is mainly comprised by a decrease in payroll and related employee expenses. Payroll and related expenses have decreased due to certain personnel changes and the adjustment of salaries that was implemented on January 4, 2008.

WinSonic Diversity Group

WinSonic Diversity Group’s operations were not consolidated until the fourth quarter of 2007. The operating expenses for the three months ended September 30, 2008 consisted of occupancy costs totaling $20,000, certain consulting costs totaling $40,000 and interest and late fees on the assumed Colonel McCrary LLC debt of $9,000.

Corporate Group

The Corporate business segment includes all indirect costs of our operations, including costs associated with executive management, business development, administration, finance, insurance, office facilities and human resources.

Operating expenses for the Corporate Group decreased by $329,373 during the three months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily related to a decrease in reduction in payroll and various minor decreases in office related supplies and services in other expense items.

On January 4, 2008, the Company issued new offer letters to all current employees. Pursuant to the offer letters, the Company accelerated the vesting on all remaining stock options with an exercise price of $1.00 for these employees. The Company also canceled stock options exercisable into up to 400,000 shares of common stock with an exercise price of $0.01 because the Company had not obtained the senior funding necessary for such stock options to become exercisable. In exchange for the canceled stock options, the Company committed to issue 400,000 shares of fully vested stock options pursuant to the Company’s 2008 option plan when the plan is established and approved. All options granted prior to that date were fully vested and expensed as of December 31, 2007. The expense for options that have vested during the three months ended September 30, 2008 relate only to the options that have been granted subsequent to December 31, 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $16,976,923 as of September 30, 2008, compared to a deficit of $15,754,643 as of December 31, 2007.

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

During the nine months ended September 30, 2008, the Company used $1,370,637 in its operating activities, compared with $1,918,570 for the same period in 2007.

During the nine months ended September 30, 2008 the Company’s investing activities used $92,151 for the purchase of fixed assets, compared to $140,269 for the same period in 2007.

32 OF 39

During the nine months ended September 30, 2008 the Company’s financing activities generated $1,387,020 compared to $2,055,748 for the same period in 2007. The funds generated from the Company’s financing activities during the nine months ended September 30, 2008 consists primarily of proceeds from loans payable of $695,250, proceeds from Company’s common stock of $307,106, proceeds from share issuance of $120,000 and an increase in the bank overdraft in the amount of $3,741. For the same period in 2007, the Company raised $40,000 from loans payable, $395,893 from loans payable - related party (net of repayments), proceeds from share notes of $1,688,474, and an increase in the bank overdraft in the amount of $7,829.

From inception, the Company has raised $10,354,541 to fund operations.  Of the total funds raised, $8,646,045 was used to provide the necessary resources for the development stage operations of the Company and $1,693,371 was used to purchase fixed assets. The funds include $5,740,063 which was raised through convertible debentures and warrants, $2,490,637 which was raised through loans (net of repayments), and $3,741 from an increase in the bank overdraft.  The Company also raised $2,120,100 from the issuance of common stock.

During the nine months ended September 30, 2008 the Company’s net cash position decreased by $75,768.

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

33 OF 39

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

During the three months ended September 30, 2008 and 2007, the Company committed to issue options to employees for 0 and 635,108 shares of common stock, respectively. The fair value of the options granted during the three months ended September 30, 2008 and 2007 was $0 and 2,833, respectively. The Company recorded compensation expense of $104,331 for September 30, 2008 related to the vesting of the Company’s outstanding options. The balance of the options granted will be included in the Company’s 2008 Employee option plan and will have terms and conditions determined under that plan.

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

34 OF 39

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

At September 30, 2008, the Company did not have any derivative instruments or hedging activities.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60,” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This clarification will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The Company has determined the FSP does not impact the accounting treatment of the Company’s existing convertible notes. As the Company considers the issuance and terms of convertible debt instruments in the future, the Company will evaluate the impact that the adoption of FSP APB 14-1 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company has not engaged in any off-balance sheet arrangements. Currently, management does not anticipate that the Company will be engaging in off-balance sheet arrangements in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures.

Our management team, under the leadership and with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2007. The evaluation was performed based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective, we found one area of potential deficiency or material weakness to be addressed in the Company's internal controls, as of December 31, 2007, continuing into 2008, to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This material weakness was identified previously and through the third quarter as a shortcoming in communication from the Chief Executive Officer (who is also our Chief Financial Officer). Specifically, the second quarter ledger entry was regarding one Board Consent Shares for a Shareholder agreement from first quarter that was not submitted to the accounting staff timely for the first quarter recording of such transactions. These findings to date have generally been considered to be immaterial in value, but the discovery of these items would indicate internal controls were not strong enough in those prior periods to prevent these errors from occurring. Since December 2007 and during the nine months of 2008, numerous procedures and controls have been implemented by management including enhanced employee file management, formation of an audit committee, and improved communication between the CEO/CFO and the accounting staff on all financial and operational transactions.

Our management team is diligently developing and implementing additional controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. With the addition of the Vice President of Finance, Chief Accounting Officer, and other accounting staff added since 2007, the Company has greatly improved its internal control over financial reporting during the nine months ended September 30, 2008.

Our management team is diligently developing and implementing additional controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately. To date, our efforts have focused upon replacing our Chief Financial Officer, who resigned in 2006. The resignation of our CFO has exacerbated an existing problem of sufficiency of accounting personnel. In addition to the Vice President of Finance/CFO employee, we are currently using consultants for key accounting positions while waiting for significant funding to have them enter into permanent employment agreements with the Company.

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

With the addition of a Vice President of Finance, Chief Accounting Officer (consultant) and other consulting accounting staff during 2008, the Company has greatly improved its internal control over financial reporting during the nine months ended September 30, 2008.

35 OF 39

On November 3, 2008, the Company entered into a Consulting Agreement with Viard Consulting Services to assist in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Viard Consulting Services is a global consulting and internal audit firm composed of experts specializing in compliance, risk and advisory services. The services to be provided under this Agreement include, but are not limited to the following:

1)	Identify the various business cycles of the Company’s various business cycles and conduct a risk assessment on each cycle.
2)	Conduct a full review of the management governance process.
3)	Assemble a project team to conduct an evaluation of the project
4)	Define significant processes, materiality and fraud.
5)	Document and evaluate internal control at the entity-wide level.
6)	Help management develop policies and procedures
7)	Document and evaluate procedures and processes at transaction level
8)	Evaluate overall the effectiveness of internal controls.
9)	Develop independent testing procedures.
10)	Execute testing procedures.
11)	Identify deficiencies.
12)	Establish a remediation plan and coordinate implementation thereof.
13)	Conduct re-testing as required.
14)	Summarize findings and report to the Board of Directors and management as required.
15)	Assist management with questions raised by the external auditors

The Company issued 1,645,455 restricted shares of common stock as payment for license rights and prepaid hosting expenses. The Company issued 2,076,521 restricted shares of common stock as payment per legal settlement. The Company issued 1,200,000 restricted shares of common stock for cash consideration. The Company issued 1,500,000 restricted shares of common stock as consideration for the purchase of intangible asset.

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

Part II - Other Information

Item 1. Legal Proceedings

See “Note 11 - Summary of Legal Proceedings” and “Note 16 - Subsequent Events” for a description of the Company’s legal proceedings. Other than as described in such notes, the Company is not currently involved in any legal proceedings that may be deemed to be material to our financial condition.

Item 1A Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company received proceeds of $52,000 from the issuance of convertible debentures to four accredited investors. In connection with the issuance of such convertible debentures, the Company also issued warrants to purchase an aggregate of up to 130,000 shares of common stock of the Company. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

During the nine months ended September 30, 2008, the Company issued an aggregate of 24,101,871 restricted shares of common stock as further described below. The Company issued 10,360,699 restricted shares of common stock in connection with certain financing transactions. The Company issued an aggregate of 2,676,633 restricted shares of common stock to nineteen holders of the Company’s convertible debentures who converted such debentures. The Company issued 2,235,000 restricted shares of common stock as payment for consulting services. The Company issued 1,645,455 restricted shares of common stock as payment for license rights and prepaid hosting expenses. The Company issued 2,076,521 restricted shares of common stock as payment per legal settlement. The Company issued 1,200,000 restricted shares of common stock for cash consideration. The Company issued 1,500,000 restricted shares of common stock as consideration for the purchase of intangible asset. The Company issued 1,035,534 and 851,666 in connection with the exercise of warrants and options, respectively. The Company issued 2,862,962 shares as employee compensation. In addition the Company received back into the treasury 1,146,593 shares previously issued for the acquisition of Tytess and 1,200,000 shares which were issued in error in 2007. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act.

36 OF 39

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, 10 loans payable totaling $505,682 are in default, 53 of the Company’s share notes payable totaling $1,357,031 are in default, the Company’s Short-Term Promissory Note for $181,686 is in default, and one of the Company’s loans payable - related party in the amount of $84,956 is in default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

10.1	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 8, 2008.

10.2	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 17, 2008.

10.3	Assets and Goodwill Purchase Agreement by and between WinSonic Digital Media Group, Ltd. and Dverb Media Group dated April 24, 2008.

10.4	Loan Bank Agreement dated April 29, 2008 by and between WinSonic Digital Media Group, Ltd. and Neighborhood Community Bank for original loan entered into by Colonel McCrary Trucking, LLC.

10.5	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated April 30, 2008 by and between WinSonic Digital Media Group, Ltd. and First Philadelphia, LLC.

10.6	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated June 2-10, 2008 (due June 30, 2008).

10.7	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated June 2-10, 2008 (due December 31, 2008).

10.8	Form of Loan Agreement and Security Assignment and Form of Promissory Note Senior Debt dated June 16-23, 2008 (due December 31, 2008).

10.9	Form of Consulting Accounting Services - COA June 17, 2008.

10.10	Form of Equity Agreement and Security Assignment dated July 23-30, 2008.

10.11	Form of Memorandum (MOU) Agreement Swagg Media dated July 26, 2008.

10.12	Form of Memorandum (MOU) Agreement RainySongs dated July 29, 2008.

10.13	Form of Consulting Business Development Svcs- B Goldstein July 10, 2008.

10.14	Form of Contract Software Programming Svcs- JECR, Inc. August 1, 2008.

10.15	Form of Consulting Executive Business Planning & Business Development Svcs- IT/IS August 6, 2008.

37 OF 39

10.16	Form of Consulting Placement Agent Terminate Svcs- Hallmark Investments, Inc. July 14, 2008.

*10.17	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated August 28, 2008 (due December 31, 2008).

*10.18	Form of Loan Agreement and Security Assignment and Form of Promissory Note dated August 29, 2008 (due December 31, 2008).

*10.19	Form of Equity Agreement and Security Assignment dated August 26, 2008.

*10.20	Form of Equity Agreement and Security Assignment dated August 26, 2008.

*10.21	Form of Equity Agreement and Security Assignment dated August 28, 2008.

*10.22	Form of Equity Agreement and Security Assignment dated September 29, 2008.

*10.23
Distribution Rights Agreement dated March 20, 2008 between Blue Pie Productions Pty, Ltd. and WinSonic Digital Media Group, Ltd., and WinSonic Digital Cable Networks, Ltd. as amended by Rights Agreement Addendum dated September 16, 2008.

*10.24	Content Licensing Agreement dated September 30, 2008 between Isolation Network, Inc. d/b/a INgrooves and ONE Digital Distribution and WinSonic Digital Media Group, Ltd.

*10.25	Digital Store Agreement dated September 16, 2008 between Blue Vault Digital Pty, Ltd. and WinSonic Digital Media Group, Ltd. and WinSonic Digital Cable Systems Network, Ltd.

*10.26	Form of a Confidential Term Sheet Kaival, LLC dated October 14, 2008.

*10.27	Form of a Mutual Confidentiality Agreement (MCA) Net-Structure Asset Management Solutions, LLC and WinSonic Cable Networks, Ltd. dated October 15, 2008.

*10.28	Form of a Consulting Agreement Jumpstart Marketing, Inc. And WinSonic Digital Media Group, Inc. dated October 15, 2008.

*10.29	Form of a Convertible Secured Debenture Purchase Agreement dated October 17, 2008.

*31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Form of Letter Board Member Resignation Effective April 17, 2008.

* Filed herewith
(10.1-10.16 Previously filed)

38 OF 39

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINSONIC DIGITAL MEDIA GROUP, LTD. (Registrant)

November 14, 2008	/s/ Winston Johnson
Winston Johnson Chairman & CEO (Principal Executive Officer and Principal Financial Officer)

39 OF 39