Form 10-Q/A
period 2008-09-30
WINSONIC DIGITAL MEDIA GROUP LTD
filed 2008-12-09
CIK 1120411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

Winsonic Digital Media Group, Ltd. is filing this Amendment on Form 10-Q/A (“Form l0-Q/A”) to our quarterly report for the quarter ended September 30, 2008 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2008 (the "Original Filing"), solely to include Exhibits 31.1 and 32.1 with the Original Filing. Exhibits 31.1 and 32.1 were mistakenly excluded from the Original Filing when it was filed on November 14, 2008.

Quarterly Report on Form 10-Q/A
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